Form 10-Q
period 1998-06-30
INTEGRATED TRANSPORTATION NETWORK GROUP INC
filed 1998-08-14
CIK 1057561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998.

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to __________________

                      Commission File Number ______________


                  INTEGRATED TRANSPORTATION NETWORK GROUP INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                 13-3993618
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (I.R.S Employer Identification
            or organization)                               Number)


575 Lexington Avenue, Suite 410, New York, New York                 10022
---------------------------------------------------                 -----
(Address of principal executive offices)                       (Zip Code)


                                 (212) 572-9612
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15d of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

 7,596,936  common shares, $.01 par value, were outstanding as of July 31, 1998.
-----------

                  INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

         Consolidated condensed financial statements:
                  Balance sheets
                  Statements of operations
                  Statements of shareholders' equity
                  Statements of cash flows
                  Note to consolidated condensed financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION

          INTEGRATED TRANSPORTATION NETWORK GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (US dollars in thousands)

                                                                                    December 31,          June 30,
                                                                                        1997                1998
                                                                                        ----                ----
                                                                                                         (unaudited)
Assets
Cash and cash equivalents.....................................................       $  4,723          $  5,911
Trade receivables, net of allowance of $67 and $128, respectively.............            719               192
Other assets..................................................................            366             5,152
Inventories...................................................................             97                48
Property and equipment, net...................................................          1,363             1,209
Revenue earning equipment, net................................................         31,488            30,008
Taxi licenses, net............................................................         12,093            11,945
Construction-in-progress......................................................          2,321             2,335
Organization costs, net.......................................................            847               877
Deposit.......................................................................          1,937             1,932
                                                                                       ------            ------
                                                                                      $55,954           $59,609
                                                                                      =======           =======
Liabilities and Shareholders' Equity
Liabilities:
   Bank loans.................................................................       $  3,776          $  2,861
   Notes payable (Note 2).....................................................          4,320               320
   Trade payables.............................................................          1,619               153
   Other payables.............................................................          3,522             3,954
   Due to directors...........................................................            286               120
   Due to affiliates..........................................................          6,220             4,979
   Due to minority shareholders, net..........................................             19                19
   Deferred revenue...........................................................          2,983             2,451
   Accrued expenses...........................................................            476               120
   Income tax payable.........................................................            883             1,303
   Deferred income taxes......................................................            102               255
                                                                                       ------            ------
              Total liabilities...............................................         24,206            16,535
                                                                                       ------            ------
Minority interest.............................................................          1,567             2,397
                                                                                      =======           =======
Shareholders' equity (Notes 2 & 4):
   Common stock, $.01 par value - authorized 50,000,000
      shares; issued and outstanding 6,041,573 shares at
      December 31, 1997 and 7,596,396 shares at June 30, 1998.................             60                76
   Additional paid-in capital.................................................         12,665            17,761
   Retained earnings..........................................................         17,050            22,470
   Accumulated other comprehensive income - foreign currency
      translation adjustments.................................................            406               370
                                                                                       ------            ------
              Total shareholders' equity......................................         30,181            40,677
                                                                                       ------            ------
                                                                                      $55,954           $59,609
                                                                                      =======           =======
See accompanying note to consolidated condensed financial statements.

          INTEGRATED TRANSPORTATION NETWORK GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         (US dollars and shares in thousands, except per share amounts)



                                                             Three months ended                  Six months ended
                                                                  June 30,                           June 30,
                                                            1997               1998              1997          1998
                                                            ----               ----              ----          ----
                                                                 (unaudited)                         (unaudited)

Revenue, net........................................      $2,429             $5,990            $4,745       $11,151
                                                          ------             ------            ------       -------
Expenses:
   Depreciation of revenue earning equipment........         445                969               889         1,867
   Amortization of taxi licenses....................          73                 67               132           134
   Other operating expenses.........................         369              1,100               848         2,337
   Interest expense, net of interest income.........         195                163               309           415
                                                          ------             ------            ------       -------
        Total expenses..............................       1,082              2,299             2,178         4,753
                                                          ------             ------            ------       -------
Income before provision for income tax and
   minority interest................................       1,347              3,691             2,567         6,398
Provision for income tax............................         110                367               211           568
                                                          ------             ------            ------       -------
Income before minority interest.....................       1,237              3,324             2,356         5,830
                                                          ------             ------            ------       -------
Minority interest...................................          46                217                85           410
                                                          ------             ------            ------       -------
Net income..........................................       1,191              3,107             2,271         5,420
Other comprehensive income net of tax -
   foreign currency translation adjustments.........           -               (38)                 1          (36)
                                                          ------             ------            ------       -------
Comprehensive income................................      $1,191             $3,069            $2,272        $5,384
                                                          ======             ======            ======        ======
Net income per common share:
   Basic............................................    $  .20             $  .42           $   .38     $     .80
   Diluted..........................................       .20                .42               .38           .74
                                                          ======             ======            ======        ======
Weighted average common shares
   outstanding:
      Basic ........................................       6,042              7,477             6,042         6,771
      Diluted.......................................       6,042              7,477             6,042         7,430
                                                           =====              =====             =====         =====


See accompanying note to consolidated condensed financial statements.

          INTEGRATED TRANSPORTATION NETWORK GROUP INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (US dollars in thousands)



                                                                                              Accumulated
                                                                                                 other
                                                                                             comprehensive
                                                                                             income-foreign
                                                              Additional                        currency           Total
                                           Common Stock         paid-in       Retained        translation      shareholders'
                                    Shares           Amount     capital       earnings        adjustments         equity
                                  -------------------------  ------------- --------------- ------------------ ---------------
Balance, January 1, 1998........     6,041,573          $60     $12,665         $17,050               $406         $30,181
Issuance of shares for consulting
  services (unaudited) (Note 4).         7,500           --          33              --                 --              33
Issuance of shares for liquidated
  damages under financing
  agreement (unaudited)
  (Note 2(a))...................        17,268            1         163              --                 --             164
Issuance of shares with respect to
  conversion of promissory notes
  (unaudited) (Note 2(b)).......     1,324,345           13       4,227              --                 --           4,240
Issuance of shares in connection
  with private placement during
  May 1998, net of issuance costs
  (unaudited) (Note 4)..........       206,250            2         673              --                 --             675
Foreign currency translation
  adjustments (unaudited).......            --           --          --              --               (36)            (36)
Net income (unaudited)..........            --           --          --           5,420                 --           5,420
                                     ----------       -------   -------         -------            -------         -------
Balance, June 30, 1998
  (unaudited)...................     7,596,936          $76     $17,761         $22,470               $370         $40,677
                                     =========        =======   =======         =======            =======         =======

See accompanying note to consolidated condensed financial statements.

          INTEGRATED TRANSPORTATION NETWORK GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (US dollars in thousands)


                                                                                       Six months ended June 30,
                                                                                       1997                1998
                                                                                       ----                ----
                                                                                             (unaudited)

Cash flows from operating activities:
   Net income...................................................................     $ 2,271            $ 5,420
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization of property, equipment and revenue
           earning equipment....................................................       1,000              1,947
        Amortization of taxi licenses...........................................         132                134
        Minority interest.......................................................          85                830
        Amortization of organization costs......................................          18                211
        Deferred income tax.....................................................        (75)                153
        Exchange adjustment.....................................................           -                 10
        Loss (gain) on disposal of fixed assets.................................         (1)                 63
        Changes in assets and liabilities:
           (Increase) decrease in trade and other receivables...................     (1,612)                687
           (Increase) decrease in inventories...................................        (60)                 49
           (Decrease) increase in trade and other payables......................       (337)              (960)
           Increase in accrued expenses.........................................          35              (159)
           Increase in income tax payable.......................................         251                420
           (Decrease) increase in deferred income...............................         876              (532)
                                                                                       -----              -----
              Net cash provided by operating activities.........................       2,583              8,273
                                                                                       -----              -----
Cash flow from investing activities:
   Acquisition of property, and equipment and revenue earning equipment.........           -              (522)
   Proceeds from sale of property, equipment and revenue earning equipment......          33                 20
   Organization costs...........................................................        (70)              (241)
   Prepayment for acquisition of revenue earning equipment......................           -            (4,944)
                                                                                       -----              -----
              Net cash used in investing activities.............................        (37)            (5,687)
                                                                                       -----              -----
Cash flows from financing activities:
   Borrowing on bank loans......................................................         602                  -
   Repayments of bank loans.....................................................       (179)              (710)
   Repayments of amount due to affiliates.......................................     (3,214)            (1,363)
   Proceeds from issuance of common stock, net..................................           -                675
                                                                                     ------             -------
              Net cash used in financing activities.............................     (2,791)            (1,398)
                                                                                     ------             -------
Net increase (decrease) in cash and cash equivalents............................       (245)              1,188
Cash and cash equivalents, beginning of period..................................       1,259              4,723
                                                                                     ------             -------
Cash and cash equivalents, end of period........................................     $ 1,014            $ 5,911
                                                                                     =======            =======


See accompanying note to consolidated condensed financial statements.

          INTEGRATED TRANSPORTATION NETWORK GROUP INC. AND SUBSIDIARIES
               NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      (US dollars in thousands) (unaudited)

1.       Basis of Presentation --

         The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.


         These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual audited financial statements for the year ended December 31, 1997 and its unaudited financial statements for the three months ended March 31, 1998 included in its Form S-1 prospectus dated June 29, 1998 which was declared effective by the Securities and Exchange Commission on June 30, 1998. Such financial statements include a detailed description of (i) the reverse acquisition of Dawson Science Corporation ("Dawson") by Shenzhen Jinzhenghua Transport Industrial Development Co. Ltd. during March 1997, and (ii) Dawson's plan of reorganization which was approved during June 1998. The Company follows the same accounting policies in preparation of interim reports.

         Results of operations for the interim periods are not indicative of annual results.

2.       Notes Payable --

         Notes payable consist of the following:


Year ended December 31, 1997
----------------------------------------------------------------------------------------------------------------
      Principal            Interest rate              Maturity                                  Collateral
---------------------  --------------------- --------------------------  ----------------  ---------------------
                $ 320                     8.0%        4/02/98                                       (a)
                  500                    12.0         3/18/98                                       (b)
                1,500                    12.0         3/29/98                                       (b)
                2,000                    12.0         5/02/98                                       (b)
---------------------  --------------------- --------------------------  ----------------  ---------------------
               $4,320
-------------------------------------------------------------------------------------------------------------------



Six months ended June 30, 1998 (unaudited)
----------------------------------------------------------------------------------------------------------------
      Principal            Interest rate              Maturity                                  Collateral
---------------------  --------------------- --------------------------  ----------------  ---------------------
                 $320                     8.0%         4/02/98 (in default)                          (a)
-------------------------------------------------------------------------------------------------------------------


---------------

(a) On July 3, 1997, the Company entered into a financing agreement which provides for borrowings of up to $1,000. Advances are payable monthly.
         The loan is collateralized by the Company's inventory, equipment and machinery, existing or acquired. The balance outstanding at December
         31, 1997 and June 30, 1998 was $320. The balance was due April 2, 1998 and is in default.


         Under the terms of the agreement, if the Company did not file a registration statement with the Securities and Exchange Commission declared effective by October 2, 1997, certain shares of common stock were due the lender as liquidated damages. As of December 31, 1997, these shares had not been issued but the liability for such issuance was included in accrued expenses at December 31, 1997. The Company issued 17,268 shares as liquidated damages on March 31, 1998.

     (b) On September 19, September 30 and November 3, 1997, the Company issued convertible promissory notes to three entities. Interest accrues at 12% per annum and is payable monthly. At any time after the maturity date and prior to repayment of all amounts due, the notes, at the option of the holders, were convertible into shares of the Company's common stock equal to an amount determined by formula, as defined, in the agreement. The notes were collateralized by 1,000,000 shares of common stock pledged personally by a principal shareholder. On March 31, 1998, upon default under these notes due to non-payment of interest and principal, the holders opted to convert such debt
          ($4,000) and accrued interest ($240) into shares of the Company's common stock. Accordingly, under the terms of the three agreements, 1,324,345 shares of common stock were issued in settlement of such obligations.

3.       Contractual Obligations --

     The Company contracted with a building contractor in 1996 to construct the group's hotel in Hunan, PRC. The budgeted costs of the whole project are estimated to be $4,073. The Company has also contracted with a car manufacturing company in early 1998 to purchase two thousand cars for rental business purposes. The contracted amount is $31,366. At June 30, a deposit of $4,944 for acquisition of such cars is included in other assets.

4.       Shareholders' Equity --

         On March 31, 1998, the Company issued 7,500 shares to a consultant as consideration for provision of consulting services. The Company is presently negotiating an agreement with such consultant to provide consulting services for $9 monthly.

         During May 1998, the Company issued, for an aggregate of $750 (less issuance costs of $75), 206,250 shares of common stock and warrants to purchase an aggregate of 220,000 shares of common stock to certain private investors.

          INTEGRATED TRANSPORTATION NETWORK GROUP INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General

         The Company, through its 92%-owned subsidiary, Shenzhen Jinzhenghua Transport Industrial Development Co., Ltd. ("Jinzhenghua Transport"), primarily operates a group of transportation related businesses (the "Transportation Businesses"). The Transportation Businesses are comprised of the automobile rental business (the "Rental Business"), the taxi business (the "Taxi Business") and the automobile repair services business (the "Repair Business"). All the Company's operations are located in China. Jinzhenghua Transport also has been developing a hotel in a resort town in Hunan Province, which is scheduled to commence operations in early 1999.

          In 1986, Wu Zhi Jian ("Mr. Wu") organized Shenzhen Zhenghua Group Co. Ltd. (the "Zhenghua Group") to own and operate a diversified group of businesses. In 1988, Jinzhenghua Transport, an affiliate of the Zhenghua Group, established a transportation business. The transportation business began with the acquisition of taxi licenses in the first auction of such licenses in 1988 in Shenzhen, China. Jinzhenghua Transport has continued to acquire taxi licenses and expand its taxi business into other cities and provinces.

         In 1994, Jinzhenghua Transport expanded its transportation business to include automobile repair services in Shenzhen.

         In 1997, Jinzhenzhua Transport further expanded its transportation business to include automobile rental services in Jiangxi Province, Guangdong Province, Jiangsu Province and Shaanxi Province.

         The Company does not have any operating business, other than the businesses operated through Jinzhenghua Transport.

         On a consolidated basis, revenue, net, increased from $4,745,000 in the six months ended June 30, 1997 to $11,151,000 in the six months ended June 30, 1998. Net income increased from $2,271,000 in the six months ended June 30, 1997 to $5,420,000 in the six months ended June 30, 1998.

         The Rental Business, which began operations in August 1997, accounted for $2,636,000, or 21.0%, of the Company's total revenue, net, in 1997 and $6,261,000, or 56.2%, of the Company's total revenue, net, in the six months ended June 30, 1998. At September 30, 1997, December 31, 1997, March 31,1998 and June 30, 1998, the Rental Business had deployed 370, 570, 1,218 and 1,218 automobiles, respectively. The Company's average purchase price for each automobile deployed in the Rental Business during 1997 and the six months ended June 30, 1998 was $19,432 and $19,757, respectively; the average depreciation and other operating expenses for each such automobile during 1997 and the six months ended June 30, 1998 was $1,381 and $1,402, respectively; and the average revenue, net, from each such automobile during 1997 and the six months ended June 30, 1998 was $4,625 and $5,140, respectively. The Rental Business contributed 27.2%, or $1,814,000, to the Company's $6,680,000 of total income before provision for income tax and minority interest in 1997 and 61.4%, or $4,494,000, to the Company's $6,398,000 total income before provision for income tax and minority interest in the six months ended June 30, 1998.

         The Taxi Business accounted for 37.1% of the Company's total revenue, net, in the six months ended June 30, 1998. At December 31, 1995, 1996 and 1997 and June 30, 1998, the Taxi Business had deployed 678, 678, 728 and 728 taxi cabs, respectively. An amount equal to the sum of the Company's average purchase price for each taxi license plus the average purchase price for each automobile deployed in the Taxi Business during 1997 and the six months ended June 30, 1998 was $18,379 and $18,357, respectively, and $19,200 and $20,412, respectively; the depreciation, amortization and other operating expenses for each such taxi during 1997 and the six months ended June 30, 1998 was $4,277 and $2,011, respectively; and the average revenue, net, from each such taxi during 1997 and the six months ended June 30, 1998 was $11,573 and $5,690, respectively. The Taxi Business contributed $2,494,000 to income before provision for income tax and minority interest in the six months ended June 30, 1998, representing 34.1% of the Company's total income before provision for income tax and minority interest in the six months ended June 30, 1998.

         The Repair Business accounted for 6.7% of the Company's total revenue, net, and 4.6% of the Company's total income before provision for income tax and minority interest in the six months ended June 30, 1998.

         The Company's only operations besides the Rental Business, the Taxi Business and the Repair Business relate to the hotel being developed in Hunan Province, in respect of which neither revenue nor expenses were recorded through June 30, 1998.

         In 1997 and the six months ended June 30, 1998, the Company's income before provision for income tax and minority interest reflects $822,000 and $754,000, respectively, of accounting, legal and other professional and advisory expenses that related primarily to the Company's reorganization.

         During the six months ended June 30, 1998, the Company had interest expense, net of interest income, of $415,000 which reflected interest expense of $424,000 and interest income of $9,000.

         The Company plans to continue to expand the Rental Business as rapidly as the Company's capital resources permit. The Company plans to continue to expand the Taxi Business through selective acquisitions in certain cities. The Company plans to expand the Repair Business as necessary to accommodate the expansion of the Rental Business and Taxi Business.

         The Company enjoys preferential tax treatment as a result of its location in Shenzhen, a Special Economic Zone. Enterprises in Shenzhen are subject to an income tax rate of 15%, compared with the standard enterprise income tax rate in China of 33%. In addition, enterprises in the transportation service industry have a 100% income tax credit for the first year in which they have a profit, and a 50% income tax credit for the second and third years.


Three Months Ended June 30, 1997 Compared With Three Months Ended June 30, 1998


                                                        Three           Percentage         Three           Percentage
                                                        Months              of             Months              of
                                                      Ended June         Revenue,        Ended June         Revenue,
                                                       30, 1997             Net           30, 1998             Net
                                                      ----------           -----         ----------           ----
Revenue, net.....................................     $2,429,000            100.0%       $5,990,000           100.0%
Total expenses...................................      1,082,000             44.6         2,299,000            38.4
Income before provision for  income tax                1,347,000             55.4         3,691,000            61.6
      and minority interest......................
Income before minority interest..................      1,237,000             50.9         3,324,000            55.5
Net income.......................................      1,191,000             49.0         3,107,000            51.9


         Revenue, net, was $5,990,000 in the three months ended June 30, 1998, an increase of 146.6% from $2,429,000 in the three months ended June 30, 1997. The increase was primarily due to the contribution of $3,491,000 in the 1998 period from the new Rental Business. The Taxi, Rental and Repair Businesses contributed 35.3%, 58.3% and 6.4%, respectively, to revenue, net, in the 1998 period, compared with 85.6%, 0% and 14.4%, respectively, in the 1997 period. Revenue, net, from the Taxi Business increased to $2,117,000 in the 1998 period from $2,080,000 in the 1997 period, a 1.8% increase. The increase was primarily due to $95,000 of revenue from the expanded Taxi Business in Ganzhou. Revenue, net, from the Repair Business was $382,000 in the 1998 period, from $349,000 in the 1997 period, a 9.5% increase.

         Total expenses were $2,299,000 in the three months ended June 30, 1998, an increase of $1,217,000, or 112.5%, from $1,082,000 in the three months ended June 30, 1997. The increase was comprised of $524,000 of depreciation of revenue earning equipment and $731,000 of other operating expenses offset by $32,000 of net interest expense and $6,000 of amortization of taxi licenses. The increase in depreciation of revenue earning equipment was primarily due to $488,000 of depreciation on rental cars related to the new Rental Business and to a $32,000 increase in depreciation of new taxis. The decrease in net interest expense was primarily due to a decrease in new bank loans. The increase in other operating expenses was primarily due to $488,000 of other operating expenses related to the new Rental Business, which commenced operations in August 1997, and $295,000 of accounting, legal and other professional and advisory expenses related to the Company's reorganization (see "General" above). The increase in other operating expenses was offset, in part, by an operating expense reduction of $52,000 related mainly to decreases in certain taxi regulation fees, road maintenance charges and insurance. The Rental, Taxi and Repair Businesses contributed 46.3%, 54.2% and - 0.5%, respectively, to total depreciation and amortization in the 1998 period, compared to 0%, 96.7% and 3.3%, respectively, in the 1997 period. The negative percentage of contribution from the Repair Business to total depreciation and amortization was a result of overstatements of depreciation deductions in previous years and, thus, a corresponding adjustment has been made in this quarter.

         Income before provision for income tax and minority interest was $3,691,000 in the three months ended June 30, 1998, an increase of 174.0% from $1,347,000 in the three months ended June 30, 1997. The Rental, Taxi and Repair Businesses contributed 67.4%, 36.0% and 5.5%, respectively, to total income before provision for income tax and minority interest in the 1998 period, compared with 0%, 90.6% and 12.0%, respectively, in the 1997 period. The increase in income before provision for income tax and minority interest is primarily attributable to income from the Company's new Rental Business, income generated from additional taxi cabs in Ganzhou, as well as reductions in operating expenses associated with the Taxi Business. The increase in income before provision for income tax and minority interest was partially offset by increases in operating expenses associated with the Repair Business.

Income before provision for income tax and minority interest as a percentage of revenue, net, did not change materially from the 1997 period to the 1998 period.

         Provision for income tax was $367,000 in the three months ended June 30, 1998 (9.9% of income before provision for income tax and minority interest), compared with $110,000 in the three months ended June 30, 1997 (8.2% of income before provision for income tax and minority interest).
The increase was primarily a result of increased taxable income.

         Minority interest was $217,000 in the three months ended June 30, 1998, an increase of 371.7% from $46,000 in the three months ended June 30, 1997, which reflects the fact that the Company entered into new joint venture projects in 1997.

         As a result of the foregoing, net income was $3,107,000 in the three months ended June 30, 1998, an increase of 160.9% from $1,191,000 in the three months ended June 30, 1997.


Six Months Ended June 30, 1997 Compared With Six Months Ended June 30, 1998


                                                                        Percentage                           Percentage
                                                      Six Months            of             Six Months            of
                                                      Ended June         Revenue,          Ended June         Revenue,
                                                       30, 1997             Net             30, 1998             Net
                                                      ----------           -----            ---------           ----
Revenue, net.....................................     $4,745,000           100.0%          $11,151,000         100.0%
Total expenses...................................      2,178,000            45.9             4,753,000          42.6
Income before provision for  income tax                2,567,000            54.1             6,398,000          57.4
      and minority interest......................
Income before minority interest..................      2,356,000            49.7             5,830,000          52.3
Net income.......................................      2,271,000            47.9             5,420,000          48.6


         Revenue, net, was $11,151,000 in the six months ended June 30, 1998, an increase of 135.0% from $4,745,000 in the six months ended June 30, 1997. The increase was primarily due to the contribution of $6,261,000 in the 1998 period from the new Rental Business. The Taxi, Rental and Repair Businesses contributed 37.1%, 56.2% and 6.7%, respectively, to revenue, net, in the 1998 period, compared with 84.8%, 0% and 15.2%, respectively, in the 1997 period. Revenue, net, from the Taxi Business increased to $4,142,000 in the 1998 period from $4,025,000 in the 1997 period, a 2.9% increase. The increase was primarily due to $177,000 of revenue from the expanded Taxi Business in Ganzhou. Revenue, net, from the Repair Business was $748,000 in the 1998 period, from $720,000 in the 1997 period, a 3.9% increase.

         Total expenses were $4,753,000 in the six months ended June 30, 1998, an increase of $2,575,000, or 118.2%, from $2,178,000 in the six months ended June 30, 1997. The increase was comprised of $978,000 of depreciation of revenue earning equipment, $106,000 of net interest expense, $2,000 of amortization of taxi licenses and $1,489,000 of other operating expenses. The increase in depreciation of revenue earning equipment was primarily due to $939,000 of depreciation on rental cars related to the new Rental Business and to an $68,000 increase in depreciation of new taxis. The increase in net interest expense was primarily due to an increase in new bank loans. The increase in other operating expenses was primarily due to $769,000 of other operating expenses related to the new Rental Business, which commenced operations in August 1997, $754,000 of accounting, legal and other professional and advisory expenses that related to the Company's reorganization (see "General" above), $35,000 increase in advertising and promotion costs, and to a $71,000 increase in other operating expenses relating to the Repair Business, primarily associated with a $42,000 increase in the provision for bad debts. The increase in other operating expenses was offset, in part, by a $44,000 reversal in bad debts provision, and to an operating expense reduction of $115,000 related mainly to decreases in certain taxi regulation fees, road maintenance charges and insurance. The Rental, Taxi and Repair Businesses contributed 45.1%, 54.2% and 0.7%, respectively, to total depreciation and amortization in the 1998 period, compared to 0%, 96.5% and 3.5%, respectively, in the 1997 period.

         Income before provision for income tax and minority interest was $6,398,000 in the six months ended June 30, 1998, an increase of 149.2% from $2,567,000 in the six months ended June 30, 1997. The Rental, Taxi and Repair
Businesses contributed 70.2%, 39.0%, and 5.2%, respectively, to total income before provision for income tax and minority interest in the 1998 period, compared with 0%, 88.0% and 13.5%, respectively, in the 1997 period. The increase in income before provision for income tax and minority interest is primarily attributable to income from the Company's new Rental Business, income generated from additional taxi cabs in Ganzhou, as well as reductions in operating expenses associated with the Taxi Business. The increase in income before provision for income tax and minority interest was partially offset by increases in operating expenses associated with the Repair Business. Income before provision for income tax and minority interest as a percentage of revenue, net, did not change materially from the 1997 period to the 1998 period.

         Provision for income tax was $568,000 in the six months ended June 30, 1998 (8.9% of income before provision for income tax and minority interest), compared with $211,000 in the six months ended June 30, 1997 (8.2% of income before provision for income tax and minority interest). The increase was primarily a result of increased taxable income.

         Minority interest was $410,000 in the six months ended June 30, 1998, an increase of 382.4% from $85,000 in the six months ended June 30, 1997, which reflects the fact that the Company entered into new joint venture projects in 1997.

         As a result of the foregoing, net income was $5,420,000 in the six months ended June 30, 1998, an increase of 138.7% from $2,271,000 in the six months ended June 30, 1997.

Liquidity and Capital Resources

         Generally, the Rental and Taxi Businesses are cash flow businesses that do not require significant amounts of working capital. Working capital for the Repair Business was initially financed mainly by cash flow from the Taxi Business. In the six months ended June 30, 1998, the Company had net cash flow from operating activities of $8,273,000.

         The Company made capital expenditures in the six months ended June 30, 1998 of $522,000 for the acquisition of vehicles for its taxi and rental operations, the acquisition of taxi licenses, the expansion of operations generally and the development of the hotel project; almost all capital expenditures for the six months ended June 30, 1998 were for replacement of old taxis. During this period, a prepayment of $4,944,000 was made for the acquisition of new automobiles as discussed below. The Company has relied on cash flow from operations, borrowings and capital contributions by the Zhenghua Group to finance these expenditures.

         During 1997, net cash used in financing activities totaled $7,928,000, which consisted of $11,565,000 of repayment of advances to the Zhenghua Group and $1,288,000 of repayment of other debt, offset by $4,320,000 of borrowings pursuant to notes payable and $605,000 of borrowings from banks. During the six months ended June 30, 1998, net cash used in financing activities totaled $1,398,000, which consisted of $1,363,000 of repayments of advances to the

Zhenghua Group and $710,000 of repayment of bank loans, offset by $675,000 of net proceeds from the issuance of common stock.

         At June 30, 1998, the Company had total liabilities of $16,535,000, which included indebtedness of (i) $2,861,000 of bank loans, which the banks may declare due and payable at any time after March 1999, (ii) $320,000 of notes payable to others, which currently are due and payable, and (iii) $4,979,000 of debt to the Zhenghua Group, which has no stated repayment terms, but which the Zhenghua Group and the Company understand may be declared due and payable at any time upon demand by the Zhenghua Group; the Zhenghua Group does not presently intend to declare due and payable what the Company owes it, until and unless the Company is able to refinance such indebtedness. The bank loans bear interest at an annual rate of 15.1%; notes payable of $320,000 bear interest at an annual rate of 8%; and the debt to the Zhenghua Group does not bear interest.

         At present, the Company expects to make capital expenditures in 1998 and thereafter primarily for the purchase of new automobiles for the Rental Business, and, to a lesser extent, for new automobiles for the Taxi Business and the completion of construction of the Company's hotel project. At June 30, 1998, the Company had committed to purchase 2,000 new automobiles for an aggregate purchase price of $31,366,000 (in respect of which a $4,944,000 deposit was made as of June 30, 1998). At June 30, 1998, the estimated cost of completing construction of the hotel project was approximately $1,740,000.

         The Company will require additional capital to finance capital expenditures, including the purchase of the 2,000 new automobiles referred to above, and to refinance debt. At present, the Company has no other commitments from third parties to finance capital expenditures or to refinance any of its existing indebtedness, and does not have sufficient resources to finance capital expenditures, or to repay such indebtedness without refinancing. The Company will seek to obtain capital from the sale of securities, borrowings, vendor financing arrangements and operations. There can be no assurance the Company will be successful in raising additional capital, or, if it raises additional capital, the terms on which such capital will be raised. To date, the Company has obtained a substantial portion of its financing from the Zhenghua Group, and a substantial portion of the Company's indebtedness to third parties has been guaranteed by Mr. Wu. There can be no assurance the Zhenghua Group will be willing or able to provide capital in the future, or that Mr. Wu will be willing or able to guarantee the Company's indebtedness in the future. If the Company does not obtain sufficient capital to refinance its existing indebtedness, the Company will be materially and adversely affected. Even if the Company obtains sufficient capital to refinance its existing indebtedness, the Company may not obtain sufficient capital to expand as contemplated.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

                  None

Item 2.  Changes in Securities

                  None

Item 3.  Default Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security-Holders

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  27.0     Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 1998                     INTEGRATED TRANSPORTATION
                                           NETWORK GROUP INC.


                                           By:      /s/ Wu Zhi Jian
                                                  ------------------------
                                                  Wu Zhi Jian
                                                   Chairman of the Board



                                           By:      /s/ Willy Wu
                                                  ---------------------
                                                  Willy Wu
                                                  Chief Financial Officer