Form 10-Q
period 1998-09-30
INTEGRATED TRANSPORTATION NETWORK GROUP INC
filed 1998-11-17
CIK 1057561

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

                         Commission File Number 0-24815

                  INTEGRATED TRANSPORTATION NETWORK GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    13-3993618
(State or other jurisdiction of           (I.R.S Employer Identification Number)
-------------------------------           --------------------------------------
 incorporation or organization)

575 Lexington Avenue, Suite 410, New York, New York         10022
--------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (212) 572-9612
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15d of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                       ---     ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

7,596,936 common shares, $.01 par value, were outstanding as of November 13, 1998.

                  INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:
           Balance sheets, September 30, 1998 and December 31, 1997
           Statements of operations, three months and nine months ended September 30, 1998 and 1997
           Statements of shareholders' equity, nine months ended September 30, 1998
           Statements of cash flows, nine months ended September 30, 1998 and
           1997
           Notes to consolidated condensed financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

          INTEGRATED TRANSPORTATION NETWORK GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (US dollars in thousands)



                                                          December 31,  September 30,
                                                               1997          1998
                                                          ------------  -------------
                                                                         (unaudited)
ASSETS
Cash and cash equivalents                                    $ 4,723       $ 6,504
  Trade receivables, net of allowance of
  $67 and $132, respectively                                     719           176
  Other assets (Note 3)                                          366         9,345
  Inventories                                                     97            50
  Property and equipment, net                                  1,363         1,174
  Revenue earning equipment, net                              31,488        29,737
  Taxi licenses, net                                          12,093        11,881
  Construction-in-progress                                     2,321         2,263
  Organization costs, net                                        847           874
  Deposit                                                      1,937         1,933
                                                             -------       -------
                                                             $55,954       $63,937
                                                             =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Bank loans                                                 $ 3,776       $ 2,801
  Notes payable (Note 2)                                       4,320           320
  Trade payables                                               1,619           342
  Other payables                                               3,522         5,400
  Due to directors                                               286            71
  Due to affiliates                                            6,220         4,132
  Due to minority shareholders, net                               19            19
  Deferred revenue                                             2,983         2,403
  Accrued expenses                                               476           139
  Income tax payable                                             883         1,551
  Deferred income taxes                                          102           265
                                                             -------       -------
       TOTAL LIABILITIES                                      24,206        17,443
                                                             -------       -------
  MINORITY INTEREST                                            1,567         2,635
                                                             -------       -------

COMMITMENTS AND CONTINGENCIES (NOTE 3)

SHAREHOLDERS' EQUITY (NOTES 2 & 4):
  Common stock, $.01 par value -
  authorized 50,000,000 shares; issued and outstanding
  6,041,573 shares at December 31, 1997 and
  7,596,936 shares at September 30, 1998                          60            76
  Additional paid-in capital                                  12,665        17,761
  Retained earnings                                           17,050        25,635
  Accumulated other comprehensive income -
  foreign currency translation adjustments                       406           387
                                                             -------       -------
       TOTAL SHAREHOLDERS' EQUITY                             30,181        43,859
                                                             -------       -------
                                                             $55,954       $63,937
                                                             =======       =======

      See accompanying note to consolidated condensed financial statements.

          INTEGRATED TRANSPORTATION NETWORK GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         (US dollars and shares in thousands, except per share amounts)


                                                     Three months ended          Nine months ended
                                                       September 30,               September 30,
                                                     1997          1998         1997          1998
                                                   -------        ------       ------       --------
                                                        (unaudited)                 (unaudited)
REVENUE, NET                                       $ 2,313        $5,655       $7,058       $ 16,806
                                                   -------        ------       ------       --------
EXPENSES:
  Depreciation of revenue earning equipment            449           847        1,338          2,714
  Amortization of taxi licenses                         67            66          199            200
  Other operating expenses                             701           970        1,548          3,307
  Interest expense, net of interest income             171           120          480            535
                                                   -------        ------       ------       --------
        TOTAL EXPENSES                               1,388         2,003        3,565          6,756
                                                   -------        ------       ------       --------

INCOME BEFORE PROVISION FOR INCOME TAX
AND MINORITY INTEREST                                  925         3,652        3,493         10,050
PROVISION FOR INCOME TAX                               106           249          317            817
                                                   -------        ------       ------       --------
INCOME BEFORE MINORITY INTEREST                        819         3,403        3,176          9,233
                                                   -------        ------       ------       --------
MINORITY INTEREST                                       32           238          117            648
                                                   -------        ------       ------       --------
NET INCOME                                             787         3,165        3,059          8,585
OTHER COMPREHENSIVE INCOME NET OF TAX
- FOREIGN CURRENCY TRANSLATION ADJUSTMENTS              (1)           17           --            (19)
                                                   -------        ------       ------       --------
COMPREHENSIVE INCOME                               $   786        $3,182       $3,059       $  8,566
                                                   =======        ======       ======       ========
NET INCOME PER COMMON SHARE:
  Basic                                            $   .13        $  .42       $  .51       $   1.22
  Diluted                                              .13           .42          .51           1.16
                                                   =======        ======       ======       ========
WEIGHTED AVERAGE COMMON SHARES  OUTSTANDING:
  Basic                                              6,042         7,597        6,042          7,049
  Diluted                                            6,042         7,597        6,042          7,486
                                                   =======        ======       ======       ========

     See accompanying note to consolidated condensed financial statements.

          INTEGRATED TRANSPORTATION NETWORK GROUP INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (US dollars in thousands)


                                                                                            Accumulated
                                                                                               other
                                                                                           comprehensive
                                                                                          income-foreign
                                                                 Additional                  currency         Total
                                              Common Stock         paid-in      Retained    translation   shareholders'
                                           Shares      Amount      capital      earnings    adjustments      equity
                                         ------------------------------------------------------------------------------

Balance, January 1, 1998                 6,041,573       $60       $12,665       $17,050       $ 406        $ 30,181
Issuance of shares for consulting
 services (unaudited) (Note 4)               7,500        --            33            --          --              33
Issuance of shares for liquidated
 damages under financing
 agreement (unaudited) (Note 2(a))          17,268         1           163            --          --             164
Issuance of shares with respect
 to conversion of promissory
 notes (unaudited) (Note 2(b))           1,324,345        13         4,227            --          --           4,240
Issuance of shares in connection
 with private placement during
 May 1998, net of issuance
 costs (unaudited) (Note 4)                206,250         2           673            --          --             675
Foreign currency translation
 adjustments (unaudited)                        --        --            --            --         (19)            (19)
Net income (unaudited)                          --        --            --         8,585          --           8,585
                                         ---------       ---       -------       -------       -----        --------
Balance, September 30, 1998
 (unaudited)                             7,596,936       $76       $17,761       $25,635       $ 387        $ 43,859
                                         =========       ===       =======       =======       =====        ========


     See accompanying note to consolidated condensed financial statements.

          INTEGRATED TRANSPORTATION NETWORK GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (US dollars in thousands)


                                                            Nine months ended
                                                              September 30,
                                                             1997        1998
                                                           -------     --------
                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $ 3,059     $  8,585
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization of property,
     equipment and revenue earning equipment                 1,709        2,832
     Amortization of taxi licenses                             199          200
     Minority interest                                         478         1069
     Amortization of organization costs                         29          238
     Deferred income tax                                        13          163
     Exchange adjustment                                        26           18
     Loss (gain) on disposal of fixed assets                    --           94
     Changes in assets and liabilities:
       (Increase) decrease in trade and other receivables     (224)         539
       (Increase) decrease in inventories                      (63)          47
       (Decrease) increase in trade and other payables         501          558
       Increase in accrued expenses                             24          (72)
       Increase in income tax payable                         (375)         668
       (Decrease) increase in deferred income                1,313         (580)
                                                           -------     --------
             NET CASH PROVIDED BY OPERATING ACTIVITIES       6,689       14,359
                                                           -------     --------

CASH FLOW FROM INVESTING ACTIVITIES:
   Acquisition of property, and equipment and
   revenue earning equipment                                   (15)      (1,121)
   Proceeds from sale of property, equipment and
   revenue earning equipment                                    33           16
   Organization costs                                         (251)        (267)
   Prepayment for acquisition of revenue earning equipment      --       (8,811)
                                                           -------     --------
             NET CASH USED IN INVESTING ACTIVITIES            (233)     (10,183)
                                                           -------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing on bank loans                                     602           --
   Repayments of bank loans                                   (696)        (770)
   Proceeds from notes payable                                 320           --
   Repayments of amount due to affiliates                   (7,350)      (2,300)
   Proceeds from issuance of common stock, net                  --          675
                                                           -------     --------
             NET CASH USED IN FINANCING ACTIVITIES          (7,124)      (2,395)
                                                           -------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (668)       1,781
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               1,259        4,723
                                                           -------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $   591     $  6,504
                                                           =======     ========


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

       These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual audited financial statements for the year ended December 31, 1997 and its unaudited financial statements for the three months ended March 31, 1998 included in the Company's prospectus dated June 29, 1998 which forms a part of the Company's Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission on June 30, 1998. Such financial statements include a detailed description of (i) the reverse acquisition of Dawson Science Corporation ("Dawson") by Shenzhen Jinzhenghua Transport Industrial Development Co. Ltd. during March 1997, and (ii) Dawson's plan of reorganization which was approved during June 1998. The Company follows the same accounting policies in preparation of interim reports.

       Results of operations for the interim periods are not indicative of annual results.

2.     NOTES PAYABLE --

       Notes payable consist of the following:

       Year ended December 31, 1997
        ----------------------------------------------------------------
         Principal    Interest rate    Maturity              Collateral
        ----------------------------------------------------------------
          $  320          8.0%          4/02/98                 (a)
             500          12.0          3/18/98                 (b)
           1,500          12.0          3/29/98                 (b)
           2,000          12.0          5/02/98                 (b)
        ----------------------------------------------------------------
          $4,320

       Nine months ended September 30, 1998 (unaudited)
        ----------------------------------------------------------------
         Principal    Interest rate    Maturity              Collateral
        ----------------------------------------------------------------
            $320           8.0%        4/02/98 (in default)     (a)


---------------

(a) On July 3, 1997, the Company entered into a financing agreement which provides for borrowings of up to $1,000. Advances are payable monthly. The loan is collateralized by the Company's inventory, equipment and machinery, existing or acquired. The balance outstanding at December 31, 1997 and September 30, 1998 was $320. The note was due April 2, 1998 and is in default.

Under the terms of the agreement, if the Company did not file a registration statement with the Securities and Exchange Commission which was declared effective by October 2, 1997, certain shares of common stock were due the lender as liquidated damages. As of December 31, 1997, these shares had not been issued but the liability for such issuance was included in accrued expenses at December 31, 1997. The Company issued 17,268 shares as liquidated damages on March 31, 1998.

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

3.       COMMITMENTS AND CONTINGENCIES --

         CONTRACTUAL OBLIGATIONS


         The Company contracted with a building contractor in 1996 to construct the group's hotel in Hunan, PRC. The budgeted costs of the whole project are estimated to be $4,073. Through September 30, 1998, the Company has made Hotel related expenditures of $2,263. Due to financial constraints, the Company has suspended construction of the hotel project. The Company intends to assume construction of the hotel as soon as it has sufficient capital to do so.

         At September 30, 1998, the Company had committed through a purchase agreement to purchase 3,000 new automobiles for an aggregate purchase price of approximately $47,475 (in respect of which an $8,811 deposit, included in other assets, was made as of September 30, 1998).

         CONTINGENCIES

         In early 1998, the United States Securities and Exchange Commission, following an informal inquiry, commenced an investigative proceeding relating to public disclosures in 1997 by Dawson Science Corporation ("Dawson"). The public disclosures involved, among other things, press releases relating to the acquisition of Shenzhen, Jinzhenghua Transport Industrial Development Co., Ltd., the value of Dawson's assets, Dawson's financial prospects and Dawson's anticipated revenues and earnings (collectively, the "Public Disclosures").

         In August 1998, a stockholder of the Company filed a class action complaint in the United States District Court for the Southern District of New York naming the Company, Dawson, and their respective executive officers and directors as defendants. The complaint alleges that the Public Disclosures omitted or misrepresented material facts. The plaintiff seeks unspecified damages on behalf of himself and all other persons who purchased shares of Dawson common stock between March 25, 1997 and December 30, 1997, together with interest and costs, including attorney fees, under sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10(b)(5) thereunder.

         The Company engaged counsel in connection with the investigation and litigation described above. Such counsel is currently evaluating the various claims. Although the Company cannot predict the outcome of these matters, these matters could materially and adversely affect the Company, its financial condition and results of operations.

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

          INTEGRATED TRANSPORTATION NETWORK GROUP INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

GENERAL

         The Company, through its 92%-owned subsidiary, Shenzhen Jinzhenghua Transport Industrial Development Co., Ltd. ("Jinzhenghua Transport"), primarily operates a group of transportation related businesses (the "Transportation Businesses"). The Transportation Businesses are comprised of the automobile rental business (the "Rental Business"); the taxi business (the "Taxi Business") and the automobile repair services business (the "Repair Business"). All the Company's operations are located in China. The Company maintains executive offices in both New York City (USA) and Shenzhen (China). Jinzhenghua Transport also has been developing a hotel in a resort town in Hunan Province, which is scheduled to commence operations in early 1999.

         In 1986, Wu Zhi Jian ("Mr. Wu") organized Shenzhen Zhenghua Group Co. Ltd. (the "Zhenghua Group") to own and operate a diversified group of businesses. In 1988, Jinzhenghua Transport, an affiliate of Zhenghua Group, established a transportation business. The transportation business began with the acquisition of taxi licenses in the first auction of such licenses in 1988 in Shenzhen, China. Jinzhenghua Transport has continued to acquire taxi licenses and expand its taxi business into other cities and provinces.

         In 1994, Jinzhenghua Transport expanded its transportation business to include automobile repair services in Shenzhen. The Repair Business primarily services the Company's Rental and Taxi Businesses.

         In 1997, Jinzhenghua Transport further expanded its transportation business to include automobile rental services in Jiangxi Province, Guangdong Province, Jiangsu Province and Shaanxi Province.

         The Company does not have any operating business other than the businesses operated through Jinzhenghua Transport.

         On a consolidated basis, revenue, net, increased $9,748,000 from $7,058,000 in the nine months ended September 30, 1997 to $16,806,000 in the nine months ended September 30, 1998. Net income increased $5,526,000 from $3,059,000 in the nine months ended September 30, 1997 to $8,585,000 in the nine months ended September 30, 1998.

         The Rental Business, which began operations in August 1997, accounted for $2,636,000, or 21.0%, of the Company's total revenue, net, in 1997 and $9,530,000, or 56.7%, of the Company's total revenue, net, in the nine months ended September 30, 1998. At September 30, 1997, and 1998, the Rental Business had acquired 370, and 1,218 automobiles, respectively. Of the 1,218 automobiles, 650 have been placed in service and the remaining 568 have not yet been placed in service as the Company does not currently have available the funds necessary (approximately $3,400,000) to pay the expenses related to placing the cars in service (license fees, taxes, and levies). The Company intends to place these cars in service as and when it has funds available to do so. See "Liquidity and Capital Resources." The Company's average purchase price for each automobile acquired for the Rental Business during 1997 and the nine months ended September 30, 1998 was $19,432 and $20,566, respectively; the average depreciation and other operating expenses for each such automobile during the nine months ended September 30, 1997 and 1998 was $402 and $3,884, respectively; and the average revenue, net, from each such automobile during the nine months ended September 30, 1997 and 1998 was $293 and $14,661, respectively. The Rental Business contributed 27.2%, or $1,814,000, to the Company's $6,680,000 of total income before provision for income tax and minority interest in 1997 and 69.1%, or $6,944,000, to the Company's $10,050,000 total income before provision for income tax and minority interest in the nine months ended September 30, 1998.

         The Taxi Business accounted for 36.8% of the Company's total revenue, net, in the nine months ended September 30, 1998. At both September 30, 1997 and 1998, the Taxi Business had deployed 728 taxi cabs. An amount equal to the sum of the Company's average purchase price for each taxi license plus the average purchase price for each automobile deployed in the Taxi Business during 1997 and the nine months ended September 30, 1998 was $18,379 and $18,357, respectively, and $19,200 and $20,614, respectively; the average depreciation, amortization and other operating expenses for each such taxi during the nine months ended September 30, 1997 and 1998 was $3,253 and $2,807, respectively; and the average revenue, net, from each such taxi during the nine months ended September 30, 1997 and 1998 was $8,101 and $8,505, respectively. The Taxi Business contributed $3,372,000 and $3,858,000 to income before provision for income tax and minority interest in the nine months ended September 30, 1997 and 1998, respectively, representing 96.5% and 38.4% respectively, of the Company's total income before provision for income tax and minority interest in the nine months ended September 30, 1998.

         The Repair Business accounted for 6.5% of the Company's total revenue; net and 4.9% of the Company's total income before provision for income tax and minority interest in the nine months ended September 30, 1998. During the current quarter, revenue, net, from the Repair Business was $411,000, compared with $337,000 in the comparable prior period, a decrease of $74,000, or 18%. This decrease was attributable to a decrease in the number of taxi cab inspections, related to renewal of taxi licenses, performed in the current quarter. Taxi cab licenses are renewable every three years. The Company expects income from taxi cab inspections to fluctuate based on the number of licenses to be renewed in a given year.

         The Company's only operations besides the Rental Business, the Taxi Business and the Repair Business relate to the hotel being developed in Hunan Province, in respect of which neither revenue nor expenses were recorded through September 30, 1998. All expenditures related to the hotel (up to September 30,
1998) have been recorded as construction in progress.

         During the nine months ended September 30, 1997 and 1998, the Company's income before provision for income tax and minority interest reflects $380,000 and $1,060,000 respectively, of accounting, legal and other professional and advisory expenses that related primarily to the Company's reorganization.

         During the nine months ended September 30, 1998, the Company had interest expense, net of interest income, of $535,000 which reflected interest expense of $548,000 and interest income of $13,000.

         The Company had entered into two agreements to purchase an aggregate of 5,000 automobiles for an aggregate purchase price of approximately $78,811,000. One contract was for 2,000 cars for an aggregate purchase price of $31,336,000, and the other contract was for 3,000 cars for an aggregate purchase price of $47,475,000. The Company has paid approximately $8,811,000 as a deposit with respect to the purchase agreement for 3,000 cars. The Company has terminated the agreement to purchase 2,000 cars , as the Company was not able to obtain the capital necessary to fund the purchase price. The Company terminated the purchase agreement without liability or penalty.

         With respect to the purchase agreement for 3,000 cars, the Company currently is negotiating to extend the payment period under this contract, as the Company does not currently have the capital to pay the balance of the purchase price. Although the Company expects that it will be able to extend the payment terms, there can be no assurance that the Company will be able to do so. If the Company is unable to negotiate an extension of the payment terms, or otherwise obtain financing to fund the balance of the purchase price, the Company could be subject to damages and penalties under the purchase agreement, which could have a material adverse effect on the Company's financial condition and results of operations.

         The Company plans to continue to expand the Rental Business as rapidly as the Company's capital resources permit. The Company plans to continue to expand the Taxi Business through selective acquisitions in certain cities. The Company plans to expand the Repair Business as necessary to accommodate the expansion of the Rental Business and Taxi Business. The Company currently does not have sufficient capacity to expand its businesses. See "Liquidity and Capital Resources."

         The Company enjoys preferential tax treatment as a result of its location in Shenzhen, a Special Economic Zone. Enterprises in Shenzhen are subject to an income tax rate of 15%, compared with the standard enterprise income tax rate of 33%. In addition, Shenzhen enterprises in the transportation service industry have a 100% income tax credit for the first year in which they have a profit and a 50% income tax credit for the second and third years.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

                                                                             Three Months
                                               Three Months    Percentage of     Ended       Percentage of
                                             Ended September     Revenue,      September       Revenue,
                                                30, 1997           Net         30, 1998           Net
                                             ---------------   ------------- ------------    -------------

Revenue, net                                   $2,313,000         100.0%      $5,655,000         100.0%
Total expenses                                  1,388,000          60.0        2,003,000          35.4
Income before provision for income                925,000          40.0        3,652,000          64.6
    tax  and minority interest
Income before minority interest                   819,000          35.4        3,403,000          60.2
Net income                                        787,000          34.0        3,165,000          56.0


         Revenue, net, was $5,655,000 in the three months ended September 30, 1998, an increase of 144.5% from $2,313,000 in the three months ended September 30, 1997. The increase was primarily due to the contribution of $3,269,000 in the 1998 period from the new Rental Business. The Taxi, Rental and Repair Businesses contributed $2,049,000 (36.2%), $3,269,000 (57.8%) and $337,000
(6.0%), respectively, to revenue, net, in the 1998 period, compared with $1,873,000 (81.0%), $29,000 (1.3%) and $411,000 (17.7%), respectively, in the
1997 period. Revenue, net, from the Taxi Business increased $176,000, or 9.4% from $1,873,000 to $2,049,000. The increase was primarily due to new revenue generated from the expanded Taxi Business in Ganzhou and increased monthly leasing charges and increased amortization of deferred revenue related to the renewal of taxi lease contracts in 1998. Revenue, net, from the Repair Business was $337,000 in the 1998 period, from $411,000 in the 1997 period, an 18.0% decrease.

         Total expenses were $2,003,000 during the three months ended September 30, 1998, an increase of $615,000 or 44.3% from $1,388,000 during the three months ended September 30, 1997. During the three months ended September 30, 1998, total expenses as a percentage of revenue, net, decreased to 35.4%, compared to 60.0% during the comparable prior quarter.

         Depreciation Expense. During the three months ended September 30, 1998, Depreciation expense was $847,000, compared with $449,000 in the comparable prior period, an increase of $398,000. During the current quarter, the depreciation expense associated with the Rental Business, Taxi Business, and Repair Business was $481,000, $360,000, and $6,000, respectively. Depreciation expense, as a percentage of revenue, net, decreased in the current quarter to 15.0%, compared to 19.4% during the comparable prior quarter. The decrease in depreciation expense as a percentage of revenue, net, was due primarily to expansion of the Rental Business, which has lower depreciation expenses, as a percentage of revenue, than the Taxi Business. The increase in the amount of depreciation of revenue earning equipment was primarily due to a $448,000 in depreciation on rental cars related to the new Rental Business and to a $49,000 decrease in depreciation of new taxis.

         Other operating expenses. Other operating expenses includes traffic regulation fees, road maintenance fees, insurance, salaries, rent, repairs and maintenance, costs of materials, depreciation and other general and administrative expenses.. During the current quarter, other operating expenses were $970,000, compared with $701,000 in the comparable prior period, an increase of $269,000. During the current quarter, other operating expenses, as a percentage of revenue, net, decreased to 17.2% from 30.3% during the comparable prior quarter. The decrease in other operating expenses as a percentage of revenue, net, was due primarily to cost control measures implemented in the Taxi Business, and expansion of the Rental Car Business (whose operating costs are lower as a percentage of revenue than the Taxi Business), partially offset by an increase in the bad debt provision for the Repair Business and $306,000 of professional and advisory expenses related to the Company's reorganization. The increase in the amount of other operating expenses was primarily due to $335,000 of other operating expenses related to the new Rental Business.

         Income before provision for income tax and minority interest was $3,652,000 in the three months ended September 30, 1998, an increase of 294.8% from $925,000 in the three months ended September 30, 1997. Before $306,000 and $342,000 of expenses of the parent company (unconsolidated) during the three months ended September 30, 1998 and 1997, respectively, the Rental, Taxi and Repair Businesses contributed $2,450,000, $1,364,000, and $158,000, respectively, to total income before provision for income tax and minority interest in the 1998 period, compared with $(31,000), $112,000, and $193,000, respectively, in the 1997 period. The increase in income before provision for income tax and minority interest is primarily attributable to income from the Company's new Rental Business.

         Provision for income tax was $249,000 in the three months ended September 30, 1998 (6.8% of income before provision for income tax and minority interest), compared with $106,000 in the three months ended September 30, 1997 (11.5% of income before provision for income tax and minority interest). The increase was primarily a result of increased taxable income.

         Minority interest was $238,000 in the three months ended September 30, 1998, an increase of 643.8% from $32,000 in the three months ended September 30, 1997, which reflects the fact that the Company entered into new joint venture projects in 1997.

         As a result of the foregoing, net income was $3,165,000 in the three months ended September 30, 1998, an increase of 302.2% from $787,000 in the three months ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998


                                                                            Nine Months
                                              Nine Months    Percentage of     Ended       Percentage of
                                            Ended September     Revenue,      September       Revenue,
                                               30, 1997           Net         30, 1998           Net
                                            ---------------   ------------- ------------    -------------




Revenue, net                                  $7,058,000         100.0%     $16,806,000        100.0%
Total expenses                                 3,565,000          50.5        6,756,000         40.2
Income before provision for income             3,493,000          49.5       10,050,000         59.8
     tax and minority interest
Income before minority interest                3,176,000          45.0        9,233,000         54.9
Net income                                     3,059,000          43.3        8,585,000         51.1




         Revenue, net was $16,806,000 in the nine months ended September 30, 1998, an increase of 138.1% from $7,058,000 in the nine months ended September 30, 1997. The increase was primarily due to the contribution of $9,530,000 in the 1998 period from the new Rental Business. The Taxi, Rental and Repair Businesses contributed $6,191,000 (36.8%), $9,530,000 (56.7%) and $1,085,000
(6.5%), respectively, to revenue, net, in the 1998 period, compared with $5,898,000 (83.6%), $29,000 (0.4%), and $1,131,000 (16.0%), respectively, in the
1997 period. Revenue, net, from the Taxi Business increased to $6,191,000 in the 1998 period from $5,898,000 in the 1997 period, a 5.0% increase. The increase was primarily due to revenue generated by the expanded Taxi Business in Ganzhou and increased monthly leasing charges and increased amortization of deferred revenue related to the renewal of taxi lease contracts in 1998. Revenue, net, for the Repair Business was $1,085,000 in the 1998 period, from $1,131,000 in the 1997 period, a 4.1% decrease.

         Total expenses were $6,756,000 in the nine months ended September 30, 1998, an increase of $3,191,000 or 89.5% from $3,565,000 in the nine months ended September 30, 1997. During the current quarter, total expenses as a percentage of revenue, net, decreased to 40.2%, compared to 50.5% in the comparable prior quarter. The increase in the amount of total expenses was comprised primarily of $1,376,000 of depreciation of revenue earning equipment, $55,000 increase in net interest expense, and a $1,759,000 increase in other operating expenses.

         Depreciation Expense. During the nine months ended September 30, 1998, Depreciation expense was $2,714,000, compared with $1,338,000 in the comparable prior period, an increase of $1,376,000. During the nine months ended September 30, 1998, the depreciation expense associated with the Rental Business and Taxi Business was $1,420,000 and $1,311,000 respectively. Depreciation expense, as a percentage of revenue, net, decreased during the nine months ended September 30, 1998, to 16.1%, compared to 19.0% during the comparable prior period. The decrease in depreciation expense as a percentage of revenue, net, was due primarily to the expansion of the Rental Business which has lower depreciation, as a percentage of revenue, than the Taxi Business. The increase in the amount of depreciation of revenue earning equipment was primarily due to $1,387,000 of depreciation on rental cars related to the new Rental Business and to an $22,000 increase in depreciation of new taxis.

         Other Operating Expenses. During the nine months ended September 30, 1998, other operating expenses were $3,307,000, compared with $1,549,000 during the comparable prior period, an increase of $1,759,000. During the nine months ended September 30, 1998, other operating expenses, as a percentage of revenue, net, decreased to 19.7%, compared with 21.9% for the comparable prior period. The decrease in operating expenses as a percentage of revenue, net, was due primarily to cost control measurers implemented in the Taxi Business and expansion of the Rental Business (which has lower operating costs, as a percentage of revenue, than the Taxi Business). The increase in the amount of other operating expenses was primarily due to $1,104,000 of other operating expenses related to the new Rental Business, which commenced operations in August 1997, and a $680,000 increase in operating expenses consisting primarily of professional and advisory expenses related to the Company's reorganization.

         Income before provision for income tax and minority interest was $10,050,000 in the nine months ended September 30, 1998, an increase of 187.7% from $3,493,000 in the nine months ended September 30, 1997. Before deducting $1,060,000 and $380,000 of expenses of the parent company (unconsolidated) during the nine months ended September 30, 1998 and 1997, respectively, The Rental, Taxi and Repair Businesses contributed $6,944,000, $3,858,000, and $493,000, respectively, to total income before provision for income tax and minority interest in the 1998 period, compared with $(31,000), $3,372,000, and $539,000, respectively, in the 1997 period. The increase in income before provision for income tax and minority interest is primarily attributable to income from the Company's new Rental Business, income generated from additional taxi cabs in Ganzhou, as well as reductions in operating expenses associated with the Taxi Business, partially offset by increases in accounting, legal and other professional and advisory expenses related to the Company's reorganization.

         Provision for income tax was $817,000 in the nine months ended September 30, 1998 (8.1% of income before provision for income tax and minority interest), compared with $317,000 in the nine months ended September 30, 1997 (9.1% of income before provision for income tax and minority interest). The increase was primarily a result of increased taxable income.

         Minority interest was $648,000 in the nine months ended September 30, 1998, compared with $117,000 in the nine months ended September 30, 1997, which reflects the fact that the Company entered into new joint venture projects in 1997.

         As a result of the foregoing, net income was $8,585,000 in the nine months ended September 30, 1998, compared with $3,059,000 in the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Generally, the Rental and Taxi Businesses are cash flow businesses that do not require significant amounts of working capital; but they are capital intensive and require substantial capital expenditures for revenue producing equipment. Working capital for the Repair Business was initially financed mainly by cash flow from the Taxi Business.

         At September 30, 1998, the Company had trade receivables ($176,000) and cash and cash equivalents($6,504,000) aggregating $6,680,000. The Company's liabilities due within a year aggregated $14,775,000, including $4,132,000 due to affiliates (Zhenghua Group). Accordingly, at September 30, 1998, the Company's liabilities due within a year exceeded cash (and cash equivalents) and receivables by $8,095,000, compared with $15,679,000, at December 31, 1997. This was primarily attributable to an increase in cash and cash equivalents of $1,238,000 and an overall decrease in current liabilities of approximately $6,300,000.

         The Company believes that the Zhenghua Group does not presently intend to declare due and payable what the Company owes it, unless the Company is unable to refinance such indebtedness. The Company is currently negotiating with the Zhenghua Group to convert the aggregate $4,132,000 in indebtedness into common stock of the Company, based on the market price of the common stock, as quoted on the OTC Bulletin Board. The Company anticipates issuing Common Stock purchase warrants to Zhenghua Group in connection with any conversion. Based on the current quoted price of the Common Stock ($2.25 per share at November 12, 1998), the $4,132,000 in indebtedness would be converted into approximately 1,837,000 shares of Common Stock. Based on an assumed rate of conversion of $2.75 per share, the Company anticipates issuing Zhenghua Group warrants to purchase approximately 275,000 shares of Common Stock at an exercise price based on the quoted price of the Common Stock. Although the Company has not yet entered into a definitive conversion agreement with the Zhenghua Group, the Company anticipates that it will do so in the near term. However, the Company may not be able to enter into a conversion agreement or other restructuring of the debt on terms acceptable to the Company, if at all, in which case, the Zhenghua Group would continue to have the right to declare the $4,132,000 debt due and payable.

         In addition, the Company believes that it will be able to negotiate an extension for the repayment of $2,800,000 in bank debt currently due March, 1999 until March, 2000.

         As the Company's financial resources permit, the Company intends to make capital expenditures, primarily for the purchase of new automobiles for the Taxi and Rental Business and the completion of construction of the Company's hotel project. The Company does not currently have sufficient capital to fund such capital expenditures. At September 30, 1998, the Company had committed through two purchase agreements to purchase an aggregate 5,000 new automobiles for an aggregate purchase price of approximately $78,811,000 (in respect of which an $8,811,000 deposit was made as of September 30, 1998). One contract was for 2,000 cars, for an aggregate purchase price of $31,366,000, and the other contract was for 3,000 cars, for an aggregate purchase price of $47,475,000.. With respect to the contract to purchase 2,000 cars, the Company has terminated its obligations under such contract, as the Company did not have sufficient capital to fund the purchase price. The Company terminated the purchase agreement without liability or penalty. With respect to the agreement to purchase 3,000 cars for approximately $47,475,000 (in respect of which the Company has made the $8,811,000 deposit), as the Company does not currently have the funds necessary to pay the balance of the purchase price ($38,664,000), the Company is currently negotiating to extend the payment period under this contract. Although the Company expects to be able to extend the payment terms, there can be no assurance that the Company will be able to do so. If the Company is unable to negotiate an extension of the payment terms, or otherwise obtain financing to fund the balance of the purchase price, the Company could be subject to damages and penalties under the purchase agreement, which could have a material adverse effect on the Company's financial condition and results of operations.

         At September 30, 1998, the estimated cost of completing construction of the hotel project was approximately $1,810,000. The Company has suspended construction of the hotel project, as the Company does not currently have sufficient capital to fund the construction of such project. The Company intends to resume construction on the hotel project at such time as the Company has sufficient capital to do so.

         The Company believes that through a combination of cash flow from operations and proceeds from potential financings, the Company will be able to remedy the shortfall of cash relative to liabilities due within a year, finance capital expenditures, including the purchase of some new automobiles and resumption of construction of the hotel project, and to refinance debt in the amount of $4,123,000. At present, the Company has no commitments from third parties to finance capital expenditures or to refinance any of its existing indebtedness, and does not have sufficient resources to finance capital expenditures or to repay such indebtedness without refinancing. The Company expects to generate significant cash flow from operations and will seek to obtain capital from the sale of securities, borrowings, and vendor financing arrangements. There can be no assurance the Company will be successful in raising additional capital, or, if it raises additional capital, the terms on which such capital will be raised.

         To date, the Company has obtained a substantial portion of its financing from the Zhenghua Group, an affiliate of the Company, and a substantial portion of the Company's indebtedness to third parties has been guaranteed by Mr. Wu. There can be no assurance the Zhenghua Group will be willing or able to provide capital in the future, or that Mr. Wu will be willing or able to guarantee the Company's indebtedness in the future. If the Company does not generate sufficient cash flow from operations and/or proceeds from financings to remedy the shortfall of cash relative to liabilities due within a year, fulfill its contractual commitment to purchase automobiles, and refinance its existing indebtedness, the Company may be materially and adversely affected. Even if the Company obtains sufficient capital to refinance its existing indebtedness and remedy such shortfall, the Company may not obtain sufficient capital to expand as contemplated.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

         In early 1998, the United States Securities and Exchange Commission, following an informal inquiry, commenced an investigative proceeding relating to public disclosures in 1997 by Dawson Science Corporation ("Dawson"), the Company's former parent. The public disclosures involved, among other things, press releases relating to the acquisition of Shenzhen, Jinzhenghua Transport Industrial Development Co., Ltd., the value of Dawson's assets, Dawson's financial prospects and Dawson's anticipated revenues and earnings (collectively, the "Public Disclosures").

         On August 28, 1998, David Weightman, a stockholder of the Company, filed a class action complaint in the United States District Court for the Southern District of New York naming the Company, Dawson, and their respective executive officers and directors as defendants. The complaint alleges that the Public Disclosures omitted or misrepresented material facts. The plaintiff seeks unspecified damages on behalf of himself and all other persons who purchased shares of Dawson's common stock between March 25, 1997 and December 30, 1997, together with interest and costs, including attorney fees, under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)(5) thereunder.

         The Company engaged counsel in connection with the investigation and litigation described above. Such counsel is currently evaluating the various claims. Although the Company cannot predict the outcome of these matters, these matters could materially and adversely affect the Company.

Item 6. Exhibits and Reports on Form 8-K


        2.1   Agreement and Plan of Reorganization.*

        3.1   Certificate of Incorporation of the Company, as Amended.*

        3.2   By-Laws of the Company*

       10.1 Letter of Agreement, dated March 19, 1997 between Dawson Science Corporation and Shenzhen City Zhenghua Traffic and Transportation Main Company, Ltd.*

       10.2 Letter Agreement, dated June 27, 1997 between Dawson Science Corporation and Wharton Capital Partners Ltd.*

       10.3 Consulting Agreement, dated February 11, 1998 between Dawson Science Corporation and R.I.P. Consultants.**

       10.4 Contract for Chinese Foreign Equity Joint Venture, dated October 8, 1997 between Dawson Science Corporation and Wu Qui Mei (Shenzhen Jinzhenghua Transport Industrial Development Co. Ltd.*

       10.5 Regulations for Chinese Foreign Equity Joint Venture, dated October 8, 1997 between Dawson Science Corporation and Shenzhen Jinzhenghua Transport Industrial Development Co. Ltd.*

       10.6 Business Loan and Security Agreement, dated November 3, 1997 between Dawson Science Corporation and Yeung Ming-Sum.*

       10.7 Business Loan and Security Agreement, dated September 19, 1997 between Dawson Science Corporation and Yeung Shu-kin.*

       10.8 Business Loan and Security Agreement, dated September 30, 1997 between Dawson Science Corporation and Neolite Neon Co. Pty. Ltd.*

       10.9 Grid Promissory Note, dated July 3, 1997 payable to Wharton Capital Partners, Ltd.*

      10.10 Agreement, dated May 28, 1998 between Dawson Science Corporation, Integrated Transportation Network Group Inc. and R.I.P. Consultants.**

       21.1 List of Subsidiaries (incorporated by reference to Note 1 to the financial statements in the prospectus that is a part of Amendment No. 3 to the Registration Statement).*

       27.1   Financial Data Schedule.

* Filed with Amendment No. 3 to the Company's Registration Statement on Form S-1, SEC File No. 333-47879, and incorporated herein by this reference.

** Filed with Amendment No. 2 to the Company's Registration Statement on Form S-1, SEC File No. 333-47879, and incorporated herein by this reference.

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 16, 1998                 INTEGRATED TRANSPORTATION
                                        NETWORK GROUP INC.



                                        By: /s/ Wu Zhi Jian
                                            ---------------------------------
                                            Wu Zhi Jian
                                            Chairman of the Board



                                        By: /s/ Willy Wu
                                            ---------------------------------
                                            Willy Wu
                                            Chief Financial Officer