Form 10-K
period 1998-12-31
INTEGRATED TRANSPORTATION NETWORK GROUP INC
filed 1999-04-15
CIK 1057561

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          (MARK ONE)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: _______

                  INTEGRATED TRANSPORTATION NETWORK GROUP INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                          13-3993618
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

575 Lexington Avenue, Suite 410, New York, NY                     10022
 (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (212) 840-8866

           Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
               N/A

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.01
                                 Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as quoted on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board as of April 6, 1999, was approximately $30,059,051. The number of shares of common stock outstanding at that date was 12,467,945 shares, $.01 par value.

Documents Incorporated By Reference

                                                       Part         Item

1. Integrated Transportation Network Group Inc.        III       10,11,12,13
   Definitive Proxy Statement with respect to its Annual Meeting of Stockholders to be held on May 28, 1999.

  CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1955

         ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING, WITHOUT LIMITATION, STATEMENTS SET FORTH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" REGARDING THE COMPANY'S FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECT COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECT," "INTEND," "ESTIMATE," "ANTICIPATE" OR "BELIEVE" OR THE NEGATIVE THEREOF OR VARIATIONS THEREON OR SIMILAR TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS WILL PROVE TO HAVE BEEN CORRECT, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN THE RISK FACTORS SET FORTH IN ITEM 7 BELOW (THE "RISK FACTORS") AS WELL AS THOSE DISCUSSED ELSEWHERE HEREIN.


                                     PART I

                  INTEGRATED TRANSPORTATION NETWORK GROUP, INC.


ITEM 1.  BUSINESS

OVERVIEW

         The Company, through its 92%-owned subsidiary, Shenzhen Jinzhenghua Transport Industrial Development Co., Ltd. ("Jinzhenghua Transport"), primarily operates a group of transportation related businesses (the "Transportation Businesses"). The Transportation Businesses are comprised of the automobile rental business (the "Rental Business"), the taxi business (the "Taxi Business") and the automobile repair services business (the "Repair Business"). The Company also has been developing a hotel, which is scheduled to commence operations in year 2000 (the "Hotel Business"). All the Company's operations are located in China and operated through Jinzhenghua Transport. All of the Company's revenues and profits are attributable to its businesses in China.

         The Company succeeded to the assets and certain liabilities of Dawson Science Corporation ("Dawson"), the Company's former parent company, pursuant to a reorganization consummated on or about June 30, 1998. On March 19, 1997, Dawson acquired a 92% interest in Jinzhenghua Transport. In connection with such acquisition, the prior owners of Jinzhenghua Transport received, in exchange for their interests in Jinzhenghua Transport, an aggregate of 10,000,000 shares of common stock, par value $.001 per share, of Dawson ("Dawson Common Stock"), and 2,100,000 shares of convertible preferred stock, par value $.001 per share, of Dawson ("Dawson Preferred Stock"), and Wu Zhi Jian, Chairman of the Company, became the chairman of the board of directors of Dawson. The 2,100,000 shares of Dawson Preferred Stock were subsequently converted into an aggregate of 10,500,000 shares of Dawson Common Stock.

         Later in 1997, the new management of Dawson, after consulting with its counsel and accountants at that time, concluded that it would be in the best interests of Dawson's shareholders to reorganize Dawson in order to provide shareholders with shares in a new Delaware corporation that would own 92% of Jinzhenghua Transport.

         On June 25, 1998, Dawson's board of directors and shareholders, approved a plan of reorganization that provided for the distribution on or about June 30, 1998 to Dawson's shareholders of all the outstanding shares of common stock, par value $.01 per share, of the Company (the "Company Common Stock") (the "Reorganization"), in exchange for which, Dawson transferred all of its assets to the Company and the Company assumed the disclosed liabilities of Dawson. In connection with the Reorganization, each holder of record of Dawson Common Stock at the close of business on June 30, 1998 received, for each four shares of Dawson Common Stock, one share of Company Common Stock. In lieu of issuing a fractional share to a holder, the Company rounded the number of shares issued to a holder to the next higher number of shares, or, at the Company's option, paid the holder an amount in cash equal to the product of such fraction and 400% of the average low bid prices of a share of Dawson Common

Stock during the 20 trading days immediately preceding the distribution. In connection with the distribution to Dawson's shareholders, as noted above Dawson transferred to the Company all its assets, including all its interest in Jinzhenghua Transport, and the Company assumed, and agreed to pay, perform and discharge, and indemnify and hold Dawson harmless from and against, all Dawson's disclosed liabilities and obligations. Promptly following the distribution to Dawson's shareholders, Dawson wound-up its affairs. It is anticipated that Dawson will be dissolved.

         The Company's transportation businesses began with the acquisition of taxi licenses in the first auction of such licenses in 1988 in Shenzhen, China. Jinzhenghua Transport has continued to acquire taxi licenses and expand its Taxi Business into other cities and provinces.

         In 1994, Jinzhenghua Transport expanded its transportation business to include automobile repair services in Shenzhen.

         In 1997, Jinzhenghua Transport further expanded its Transportation Business to include automobile rental services in the Provinces of Jiangxi, Guangdong, Jiangsu and Shaanxi. The Rental Business began operations in August 1997 with the purchase of 350 new automobiles and establishment, during 1997, of automobile rental stations in Ganzhou, Guangzhou, Nanchang, Nanjing and Xian.

         As of December 31, 1998, the Rental Business had increased its fleet to 1,218 automobiles of which 650 cars had been deployed in the rental operations and the remaining 568 cars had not yet been placed in service. The Rental Business is currently servicing the cities of Ganzhou in the Jiangxi Province, Guangzhou in the Guangdong Province, Nanchang in the Jianxi Province, Nanjing in the Jiangsu Province, Xian in the Shaanxi Province, Yueyang in the Hunan Province, Changsha in the Hunan Province, and Nanning in the Guangxi Province of China. The Company recently established rental operations in Nanning, Guangxi, with a fleet of 50 cars, which the Company expects to expand to 100 automobiles in the near future. As of March 31, 1999, the total rental fleet consisted of 1,168 automobiles (with 750 in actual rental operations and 418 vehicles which have not yet been placed in service). During the first quarter of 1999, 50 automobiles were moved from the non-operating rental fleet to establish a new taxi unit in the city of Yueyang of the Hunan Province. The Rental Business also possesses additional licenses which authorize it to establish rental operations in certain other cities and provinces in China.

         The Taxi Business had a fleet of 728 automobiles as of December 31, 1998, of which 528 taxis were deployed in the city of Shenzhen of the Guangdong Province out of a current citywide total of 7,800. All of the remaining taxi companies in Shenzhen are state controlled. The Taxi Business also has 150 taxis in the city of Shimen of the Hunan Province and 50 taxis in the city of Ganzhou of the Jiangxi Province. With the addition of another 50 taxis during the first quarter of 1999 in the city of Yueyang in the Hunan Province, the total taxi fleet increased to 778 autos as of March 31, 1999.

         The Repair Business currently has one station, which is located in Shenzhen, Guangdong Province. The repair station offers a full range of repair services and is equipped with hoists, an air compression system and a body work and painting department.

         The hotel the Company is developing, the Yin Du Hotel (the "Hotel"), is expected to have 124 rooms, a restaurant, a disco entertainment area, several conference rooms and a retail shop. The Company does not intend to expand the Hotel Business beyond the Hotel.


INDUSTRY OVERVIEW AND COMPETITIVE ENVIRONMENT

Automobile Rental Industry

         According to China Consumer News, China produced 1.63 million vehicles in 1998, up 4.49% from 1.56 million vehicles produced in 1997. At present, private ownership is beyond the means of the vast majority of Chinese individuals. However, automobile rentals may be within the grasp of many individuals. More than 50 million driver's licenses are issued in China. The Company believes that the disparity between the number of available automobiles in China and the number of licensed drivers is creating a strong demand for rental cars among the more affluent Chinese middle class.

         There are only an estimated 10,000 cars available for rent in China, to serve a population of 1.3 billion, of whom more than 50 million have been issued driver's licenses. The Company believes that automobile rentals are available in each of China's 192 large and medium sized cities. Most of the companies involved in automobile rentals control only a few automobiles that are aging and poorly maintained. Furthermore, they generally are based only in one city with restrictions or outright prohibitions against extensive intercity travel. Among them, two of the largest car rental operations in China are Beijing Ford Automobile Rental Co. Ltd. and Shanghai Volkswagen Automobile Co. Ltd. Beijing Ford Automobile Rental Co. Ltd., formed in 1992, was the first automobile rental company in Beijing and has approximately 500 automobiles available for rent. Shanghai Volkswagen Automobile Co. Ltd., which is affiliated with Hertz Corporation, is the largest rental company in Shanghai and has approximately 300 automobiles available for rent. Both of these organizations have limited operations outside of the cities in which they are based.

         The Company believes several factors could encourage growth in the car rental business in China:

                  - The highway and road infrastructure in China is a main priority of the State Council and significant national and international resources are being deployed for its improvement. Primary and secondary roads in China (ranked by grade) now represent 33% of all roads. . High-grade primary and secondary roads grew from 26.8% of China's roads in 1991 to 33.4% in 1995. China's 9th Five-Year Plan calls for four major expressway trunks to link the North and South, East and West.

                  - Government organizations, which are required to have access to specified numbers of automobiles, often have limited budgets, which restrict their ability to purchase automobiles. Typically, these organizations lease, rather than own, their automobiles.

                  - According to a government report, the number of individuals with driver's licenses in China exceeded 50 million in 1996. Most licensed individuals are in the higher income brackets, and do not own vehicles. The Company believes many of these individuals have an interest in travel and are likely to rent cars.

                  - The growing number of foreign tourists in China and China-based foreigners should increase the demand for rental cars.

Taxi Industry

         Until 1988, all taxi companies in China were state-owned. In 1988, Shenzhen first auctioned taxi licenses to private institutions and corporations. At present, there are 78 taxi companies in Shenzhen, only five of which are privately owned. Each city regulates the total number of taxis allowed to operate in that city. The number of taxis allowed to operate in each of the listed cities is as follows: Beijing (80,000), Shanghai (30,000), Guangzhou (16,000) and Shenzhen (8,000).

         Although the taxi business is not a new industry in China, most taxi companies are state-controlled, not efficiently operated and burdened with excessive overhead. Most taxi companies are local and do not have the benefits of an extensive national network.

         Taxi regulations vary from city to city. Taxis require both license plates and annual inspections. The one-time charge for plates on domestic and foreign vehicles varies among different localities. A one-time city capacity expansion fee is also applied in most cities. Local regulating agencies in each city impose several layers of taxes in connection with the operation of motor vehicles. Cities also have road maintenance taxes that are levied on residents and supplemented by tolls from transient vehicles. Automobile taxes are levied on taxis once a year.

         Taxis also are required to have special plates, or "medallions", for which the historical cost varies in each city. In Shenzhen, a medallion costs approximately $60,250 and in Guangzhou, it costs approximately $26,500; these medallions are valid for 50 years. A taxi medallion allows a driver to pick up passengers in the city where the taxi is licensed. However, drivers are not allowed to service customers originating from other cities.

         Positions as taxi drivers are competitively sought by individuals seeking higher income levels.

Automotive Repair Industry

         The Company believes that, as the number of automobiles increases in China, the market for repair, maintenance and inspection services also will increase.

         China's automobile industry is growing at a rapid rate. In 1998, China produced approximately 1.63 million automobiles compared to 1.56 million in 1997 and 1.46 million in 1996. Automobile production is expected to increase 3% to 6% to around 1.7 million in 1999. Nearly all of the automobiles produced in China are sold in China. According to the latest statistics released by the State Administration of Machinery Industry, virtually all of the 1.6 million units produced in 1998 were sold within China. Total automobile production in the year 2000 is projected to approach 3 million vehicles. One-half of this production is expected to be sedans. All of these automobiles, in addition to considerable imports sold in China, will need repair services, which the Company believes should have a positive impact upon the Repair Business.

         In China, repair work generated by insurance companies must be performed at designated repair shops. The Company has one of only two citywide designated repair stations for insurance claims in Shenzhen. There are also government regulations which require annual inspections for automobiles and more frequent inspections for taxis; such inspections must be made by a government certified inspection station. The Company's repair station is government certified.

         At present, the market for repair services is highly fragmented, with substantially all repair services being performed by small, individually operated repair shops.

STRATEGY

Rental Business

         The Company's Rental Business objective is to create a nationwide automobile rental system in China.

         The Company intends to purchase as many automobiles for the Rental Business as its capital resources permit. At December 31, 1998, the Rental Business had acquired a total of 1,218 cars, of which 650 had been placed in service. The remaining 568 cars have not yet been placed in service, as the Company does not currently have the funds necessary (approximately $3,400,000) to pay the expenses of placing the cars in service. As of March 31, 1999, the total rental fleet was reduced to 1,168 vehicles, as 50 of the vehicles (not yet deployed in the Rental Business) were added to the taxi fleet to provide taxi services in the city of Yueyang of the Hunan Province. The Company intends to place all of the remaining cars in service in the Rental Business as and when it has funds available to do so. See Item 7. "Management Discussion & Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Rental cars are available in eleven different models. The cars are located either at the headquarters in each city or at strategically located satellite stations.

         At present, 10% of the Company's 750 automobiles deployed in the Rental Business are under short-term leases (less than one month). A majority of the lessees are individual tourists and other foreigners located in China. The Company plans to have long-term leases primarily with corporate and governmental organizations, and to continue to have short-term leases primarily with individuals. Long-term lease customers account for 90% of the total Rental Business revenue.

         The Company plans to use a variety of marketing techniques and media in an effort to expand the Rental Business, including television, radio and print advertising, direct selling, direct mail and public relations, and strategic alliances with hotel chains, travel agencies and transportation centers.

Taxi Business

         The Company intends to expand its taxi fleet into cities that have the potential for economic growth and additional taxi licenses available. For those cities that have limited taxi licenses, the Company will attempt to acquire licenses through acquisitions of companies that already own licenses in these cities. Such acquisitions would be subject to, among other things, certain governmental approvals. There can be no assurance such acquisitions will be made, or, if they are made, that the terms on which such acquisitions are made will be favorable to the Company.

         The Company controls certain costs by engaging taxi drivers as independent contractors, rather than hiring them as employees. As independent contractors, the drivers, rather than the Company, are responsible for certain costs, including certain taxes, road maintenance fees, insurance and repairs.

Repair Business

         The Company intends to open automotive repair shops in cities in which it operates the Rental Business and Taxi Business. The Company believes these shops should benefit from the growing use of automobiles in China, the fragmented market for repair services in these cities and the repair services that will be required for the growing number of cars in the Rental Business and Taxi Business. The Company also believes that, by providing repair services for the Rental Business and the Taxi Business, the Company should be able to reduce repair, maintenance and inspection expenses for its own automobiles and, at the same time, efficiently provide repair, maintenance and inspection services to others. The Company also believes it should benefit from reductions in the purchase price of spare parts because of bulk purchases of automobiles for the Rental Business and Taxi Business.

         In addition, the Company intends to work with a limited group of major domestic Chinese automobile manufacturers to open repair stations specializing in their automobiles.

Hotel

         Upon completion, scheduled in the year 2000, the Company intends to market the Hotel primarily to upscale customers and to tourists who visit the nearby scenic attractions. In addition, the Hotel will market its conference facilities to businesses and other groups for meetings and special events.


BUSINESS OPERATIONS

Rental Business

         The Company began the Rental Business with 100 cars in August 1997 in the city of Ganzhou. As of December 31, 1998, the Rental Business had acquired an aggregate of 1,218 automobiles, of which 650 had been placed in services as follows: 100 in Ganzhou, 200 in Guangzhou, 100 in Nanchang, 100 in Nanjing, 70 in Xian, and 80 in Yueyang. The Company also has licenses to operate in other cities, including Changsha, Nanning, Leiyang, Zhenzhou and Chengdu. The Rental Business generated $12.6 million in revenue during 1998, representing 56.4% of the Company's total revenue in 1998.

         Generally, Rental Business operations in each city are based in a 200 to 800 square meter rented space, which is supported by 100 to 200 square meters of satellite stations and a large rental lot. A total of eight employees in each city provide 24-hour access to rental automobiles. Approximately one-third of the employees are in sales and marketing, one-third in management and one-third in operations. The Company has marketing agreements with several hotels and airports.

         The Company tailors its Rental Business to three main categories of customers:

         Foreign Tourists and Foreigners Living in China. Short-term leases are popular among foreign tourists and foreigners living in China. The process for foreigners to obtain drivers licenses in China has recently been simplified; tourists with the proper identification and credit generally have access to cars within 24-hours.

         Corporations and Government Agencies. Corporations and government agencies in China typically rent automobiles for most of their business-related transportation needs.

         Chinese Individuals. Chinese individuals rent automobiles for special occasions, such as weddings and vacation travels.

         In a long-term lease, the Company charges a deposit ranging from $1,800 to $3,000 for each leased automobile. The typical long-term lease is one year at a monthly rental of approximately $1,200 to $1,800. Rent on corporate and government long-term leases generally is expected to be less than rent on long-term leases for individuals; corporate and government customers often receive volume discounts. The Company will pay for the insurance on the automobile and standard repairs resulting from general wear and tear, which will not be included in the basic fees. Upon expiration of long-term leases, automobiles that are two or three years old are expected either to be sold in the used automobile market, converted into taxis, traded back to the manufacturer or sold to the lessee under an option to purchase agreement.

         Depending on the length of each short-term lease, the Company charges a deposit ranging from $600 to 1,000. The basic rental fee per day for the short-term lease ranges from $36 to $60 depending on the model of the car. Rental charges are based on the distance traveled and segments of time. Generally, there is a 10% discount for rentals over three days, a 15% discount for monthly rentals and a 20% or greater discount for leases of six months or longer.

         Customers may reserve automobiles. If reservations are canceled within the 24-hour period prior to the anticipated rental, the Company retains 50% of the advanced deposit. Domestic individuals who do not participate in the Company's Rental Card Program are required to deposit cash or present a credit or debit card for a deposit. Two forms of a pictured identification are required. If an individual does not have a debit card for the required deposit, the Company requires that the individual's obligations be guaranteed by a local resident whose identification and solvency can be confirmed. For tourists, the Company checks the identification of the driver, including his or her address, visa and any prior violations on his or her driver's license.

         The Company relies on insurance coverage as security against damage. All automobile insurance contracts in China provide "no-fault" coverage, with various deductible amounts typically totaling the amount of the deposit. The cost of the insurance is incorporated into the rental fee.

         The Company does not impose "drop charges" on customers who return their cars to a Company rental location different from the location where the rental originated. However, a drop charge is required for returning an automobile to a rental location not owned by the Company (which are limited to locations where the Company has entered into an agreement with an organization for accepting returned automobiles).

         The Rental Business has approximately 60 employees.

         See Note 17, "Segment Information," to the consolidated financial statements included in Part IV of this Report for financial information concerning the Company's segments.

Taxi Business

         Prior to 1988, all taxi licenses and operations were state-owned. Shenzhen was the first Chinese city to sell taxi licenses to private citizens. The Company has 528, or 6.6%, of all the taxi licenses in Shenzhen. The Company is one of only five independent taxi organizations in Shenzhen, and is the largest of these five. The remaining taxi companies in Shenzhen are controlled by the government; most have fewer than 50 cabs. The Taxi Business generated $8.3 million in revenue during 1998, representing 37.2% of the Company's total revenue in 1998.

         Additionally, the Company has 150 taxis in Shimen, Hunan Province and 50 taxis in Ganzhou, Jiangxi Province. As of March 31, 1999, the Company also had 50 taxis in Yueyang, Hunan province.

         The Company's taxi headquarters, located in Shenzhen in a modern two-floor office space with 2,000 square meters per floor, has 51 employees. Computer operations, a cashier center for collecting payments from drivers, a dispatch center, all accounting and financial functions, a large meeting room for bimonthly meetings and departments for safety, mechanical maintenance and public records are located at these headquarters. The Company controls its Shenzhen fleet and communicates with its fleets in other cities through its centralized control facility in Shenzhen. The taxi operations outside Shenzhen have separate accounting, administration and technical departments, although Company-wide policies are promulgated and implemented through the Shenzhen office.

         The Company has a computerized phone reservation system, which is staffed 24-hours a day. Continuous communication with its taxis is maintained through the Company's central dispatch system. This allows the Company to radio passenger locations to its drivers and assign a taxi number to the passenger. Reservations are generally made by passengers for long-distance trips, such as trips to other cities or to the airport. The Company does not charge its taxi drivers for referrals from the reservation system. The Company offers its customers bottled water for long trips and the availability of non-smoking taxis.

         The Company's taxi drivers are organized by fleets of 100 drivers per fleet, partly for administration purposes and partly to inspire a competitive spirit to foster the Company's demand for high quality service. There are 50 taxis in each fleet with two drivers per taxi.

         The Company has a structured training program for its taxi drivers, with the objective of improving reliability and customer service. All drivers are required to pass an initial training program that involves procedures for customer courtesy, dress codes, suggestions about personal care, the Company's reservation and tracking systems and inspection and repair procedures. Ongoing education is required for all drivers twice a month at the Company's headquarters, and includes safety training, security, new regulations and Company procedures, construction and routing developments, customer courtesy tips and suggestions for improvements in efficiency.

         The Company attempts to provide an incentive to its drivers by providing an annual "Most Excellent Driver Award", which is awarded to the driver with the best record in terms of the least number of accidents and tickets, honesty in reporting and returning items lost by customers and favorable customer service reports. The award recipients are given a sizable financial reward and honored at the Company's annual dinner banquet. Each year, the Company also provides permanent residence awards based on merit to 10 drivers who are non-residents of Shenzhen.

         A Company newsletter is regularly issued to all employees and drivers focusing on performance achievements of the Company as a whole, individual efforts and successes of its personnel, as well as accident records and noteworthy penalties that individuals may receive.

         Since drivers are not hired as employees, the Company does not extend full employee benefits, such as health insurance and housing subsidies, to its drivers. The Company does annually provide drivers clothing with the Company logo, new seat covers as required, accommodations for visiting friends and relatives and meals during Company meetings. Company sponsored events include picnics, trips, banquets, health classes and lectures by police and tradesmen about new technological advances. The Company believes those efforts provide a serious sense of pride among its employees and taxi drivers.

         The Company also implements a system of discipline and penalties for drivers who digress from the Company's standards. Financial penalties are imposed for missing Company meetings, worsening accident records and violating traffic rules. In some cases, the penalties that are levied on individual drivers also are levied on the driver's peers and on management. Records of performance, both favorable and unfavorable, are posted publicly for all employees to view. Fines collected are added to the Company's pool of capital supporting its reward programs.

         Drivers are allowed to share the cost of leasing the taxi with one or more associates so the taxi may run 24-hours a day. Drivers in Shenzhen are required by the Transportation Department to rest at regular intervals in order to assure alertness and maximum safety. Primary and additional drivers are required to be licensed by the local authorities and must pass both a written and an oral test annually. Drivers usually work 12-hour shifts and change at 7:00 a.m. and 7:00 p.m.

         Drivers sign a contract with the Company for a four-year lease of the car. For the lease of a new car, the taxi driver pays an initial deposit of $2,400 as security deposit plus a lease premium of $12,000. For the lease of a used car, the taxi driver will pay an initial deposit of $2,400 as security deposit plus a lease premium of $9,600. The lease premium is part of the tax revenue of the Company and is allocated over the term of the lease. The contract is renewable, for an identical lease payment, for an additional four-year period.

         In addition, during the term of the lease, a driver pays the Company approximately $800 a month as a rental fee pursuant to a lease agreement, regardless of mileage or the number of customers served. The rental fee is the principal revenue the Company receives from the Taxi Business in addition to the allocable portion of the lease premium. In addition, taxi drivers pay the Company approximately $205 a month for a variety of other items, including a repair fund reserve, taxes to various regulatory groups, insurance and a communication charge. Drivers also must pay an average of $6 a month to the Company's repair shops to supplement the repair reserve fund. A driver is responsible for paying an additional night time rental fee if the driver has associates driving the taxi during the night shift. At present, most drivers have associates driving during the night shift.

         Taxi related costs that the Company pays (supplemented by the approximately $205 collected from its drivers) include accident insurance, insurance to benefit drivers in the event of the Company's bankruptcy and certain taxes and inspection fees.

         Once a driver enters into a lease with the Company, he has a monthly appointment at the Company's headquarters for meter monitoring and a monthly appointment for an inspection at the Company's repair shop. April, September and December are the Company's Safety Inspection Months for all the taxis. The Company provides special inspections of all the taxis. Taxi drivers are allowed to offer taxi services 24 hours a day and to use the automobile for commuting purposes.

         The following table sets forth the Company's average revenue per taxi in 1998, and the components of such revenue:

                      Components of 1998 Revenue Per Taxi                           Amount
                      -----------------------------------                           ------
                      Rental fee                                                   $ 8,854
                      Allocable portion of Lease Premium                             1,641
                      Night shift rental fee                                           816
                      Others                                                           115
                                                                                   -------
                                                                Total              $11,426

          The following table sets forth the average operating expense per taxi in 1998, and the components of such expense. The taxi driver pays all the operating expenses.

                      Components of 1998 Operating Expense Per Taxi                 Amount
                      ---------------------------------------------                 ------
                      Insurance                                                     $1,190
                      Car Maintenance                                                  570
                      Road maintenance fee                                              70
                      Traffic regulation fee                                           115
                      Motor vehicle tax                                                 20
                      Communication fee                                                 45
                      Operating Tax                                                    450
                                                                                    ------
                                                                Total               $2,460

         The Taxi Business has approximately 51 employees, in addition to approximately 1,000 taxi drivers, who are not employees.

         See Note 17, "Segment Information," to the consolidated financial statements included in Part IV of this report for financial information concerning the Company's segments.

Repair Business

         The Company has a repair shop, which is located in Shenzhen. The shop is based in a 908 square meter facility near the Company's headquarters. This facility offers a full range of repair services and is equipped with hoists, air compression systems and a sizable body work and painting department. The Repair Business generated $1.43 million in revenue during 1998, representing 6.4% of the Company's total revenue in 1998.

         Employees working two shifts are able to service approximately 30 repair assignments simultaneously. Two senior mechanics supervise the entire repair service staff, who are assigned to four categories of repair operations:

         - The most labor intensive repair services involve the engine, the power train, the brakes and other mechanical repairs. These services are handled by 25 individuals, including five mechanics.

         - A staff of three automotive electrical system specialists handles electrical problems with a wide range of metering, gauging and sensor equipment.

         - Four employees handle the use of a variety of equipment, hydraulic tools and finishing tools for repairing body damage.

         - Three employees are assigned to the painting bin, where paints of all colors and finishing surfaces are applied to repaired metal components.

         Approximately 50% of repair services revenues are generated by engine and mechanical work, 40% by body and painting work and 10% by electrical systems repair. Prices for repair services are based on the category of repair and the model of automobile; the Company does not charge on the basis of time and parts.

         Automobile repair relating to insurance claims must be performed at designated repair stations. The Company has one of only two city-wide designated repair stations for insurance claims in Shenzhen. Insurance claims are a relatively consistent source of business. When an accident occurs, the Company sends an inspector to the accident scene to assess the damages with the insurance company representative. By mutual agreement, a fee is negotiated for the required repairs. Insurance business generates a slightly higher profit margin than non-insurance repair services.

         Government regulation requires an annual inspection for all automobiles registered in a city. An inspection of the vital mechanical functions of an automobile must be made by a government certified inspection station. The Company's repair shop is so designated. The Company provides inspection services at no charge to the Rental Business and Taxi Business.

         Taxis have stringent inspection requirements. In addition to the ordinary annual inspection, quarterly inspections of taxis also are required. The Repair Business provides this service at no charge to the Taxi Business. The Company also requires monthly inspections of its taxis; drivers pay a minimal charge for these inspections. The Company charges only modest fees for inspection services, because inspections generate maintenance and other repair assignments.

         The Company generally charges customers about 130% to 140% of cost of parts plus the labor for installation.

         In addition to repair services offered at its repair shop, the Company offers road-side repair services. The Company has two tow trucks in Shenzhen and plans to increase its tow truck fleet as part of its expansion. The charge for towing depends on the towing distance. For towing within Shenzhen, the Company charges a fixed rate of $48. Towing services for the Rental Business are paid by the Company; towing services for the Taxi Business are paid by the taxi drivers.

         The Repair Business employs a total of 35 individuals, including five managers, thirteen administrators, and ten licensed mechanics.

         See Note 17, "Segment Information," to the consolidated financial statements included in Part IV of this report for financial information concerning the Company's segments.

Hotel

         The Hotel will be located in Shimen in northwest Hunan Province. The Hotel currently is planned to commence operations in year 2000. Shimen is near the route from Beijing, Shanghai and Guangzhou to Tao Hua Yuan, the largest national park in Hunan Province with an estimated annual tourist population of approximately 10,000,000. Shimen is also 150 kilometers from the Three Gorges Dam and is adjacent to the Zhang Jia Je, a well-known resort area.

         The Hotel is designed to be the most upscale hotel in Shimen. The rooms are currently planned to rent for approximately $30 per room per night. The Hotel's restaurant is expected to have both public and private dining rooms. The Hotel is expected to have approximately 200 employees, including 20 administrative managers.

         The construction of the mainframe structure of the Hotel is complete. The next phase of development is the interior design and decoration of the Hotel. The estimated cost of completing the Hotel is approximately $4 million. To date, development of the Hotel has cost approximately $2.2 million already. Approximately $1.8 million of additional expenditures will be required to complete the hotel construction project.

EXECUTIVE OFFICERS

         The following table sets forth information regarding the executive officers of the Company at December 31, 1998.

Name                                                   Age      Positions
----                                                   ---      ---------
Wu Zhi Jian                                             38      Chairman of the Board
Andrew Lee                                              49      President
Willy Wu                                                36      Executive Vice President, Chief Financial Officer
Peng Jun                                                27      Executive Vice President, Treasurer
Mona Ng                                                 32      Secretary

         Wu Zhi Jian has been the chairman and director of the Company since January 1998. Mr. Wu founded Jinzhenghua Transport in 1988. Mr. Wu is the chairman and founder of Shenzhen Zhenghua Group Co. Ltd. which is a diversified group of companies.

         Andrew Lee has been the president of the Company since 1998. Since 1992, Mr. Lee has been the president and chief executive officer of First Shanghai Corporation, a merchant bank, BOXX International Corporation, a computer and electronics company, and TowerCom Inc., a software company. Mr. Lee also is chairman of Valentine USA Inc., a company that manufactures ladies' apparel. Mr. Lee also is a director of ConSyGen Inc., a software company. Mr. Lee received graduate degrees in business administration and electrical engineering at Columbia University. Mr. Lee also holds a visiting professorship at Guangxi Institute of Technology in Guangxi, China.

         Willy Wu has been the executive vice president and chief financial officer of the Company since January 1998. Since 1993, Mr. Wu has been the vice president and treasurer of First Shanghai Corporation, a merchant bank, and the chief financial officer of Valentine USA Inc. and M.L.J. Fashions Inc., companies that manufacture ladies' apparel. From 1985 to 1993, Mr. Wu was employed as an accountant by KPMG Peat Marwick in the auditing and the management consulting groups. Mr. Wu received a degree in accounting and computer applications and information systems from New York University Stern School of Business in 1985. Mr. Wu is a certified public accountant in New York State.

         Peng Jun has been the executive vice president and treasurer of the Company since 1997. From 1994 to 1997, Mr. Peng was standing director of the Board of Shenzhen Zhenghua Group Co. Ltd. and chairman and general manager of Shenzhen Zheng Hua Industrial Development Main Company. In 1994, Mr. Peng was appointed vice general manager of Guo Run Taxi Service Company. From 1991 to 1994, he was manager of Jun Peng Repair Shop.

         Mona Ng has been the secretary of the Company since February 1998. Since 1994, Ms. Ng has been the vice president and secretary of First Shanghai Corporation, a merchant bank. In October 1990, Ms. Ng co-founded Valentine USA Inc., a company that manufactures ladies' apparel. From 1988 to 1990, Ms. Ng was employed as a loss control consultant in the commercial insurance division of Cigna Corporation. Ms. Ng received a degree in finance and economics from New York University Stern School of Business in 1988.

         Each of the Company's executive officers serves at the pleasure of the Board of Directors and the term of his/her office shall be until his/her successor is duly elected and qualified.

CHINA TAXATION

Taxation of the Sino-Foreign Joint Venture Enterprises

         Under the Income Tax Law of the People's Republic of China concerning Foreign Investment enterprises and Foreign Enterprises (the "Tax Law"), a Sino-foreign joint venture is subject to a national tax on worldwide income at the rate of 30%. In addition, a local surtax of 3% is levied by the local government, resulting in a combined tax rate of 33%. In order to simplify tax administration, national and local income taxes are assessed and collected concurrently. Pursuant to the Tax Law, the national tax rate is reduced to 15% for joint ventures established in the Special Economic Zones of Hainan, Shantou, Shenhen, Xiamen and Zhuhai that are engaged in production or business operations and in the Economic Technology Development Zones ("ETDZs") set up in China's open coastal cities that are production-oriented. Joint venture companies established in coastal economic open zones or in the old urban districts of cities where the Special Economic Zones or the ETDZs are located are subject to the national tax rate of 24%, if they are production-oriented, or the rate of 15%, if they are considered within the scope of projects encouraged by the state, such as energy and communications. The Tax Law does not impose withholding taxes on dividends distributed by a joint venture company.

         The Tax Law and related regulations provide a number of tax holidays and other preferential treatment for production-oriented enterprises with foreign investment schedules to operate for a period of ten years or more. Such enterprises are eligible for a total exemption for taxation for two years commencing from the first profit-making year, and a 50% reduction in the subsequent three years. Longer tax reduction periods are available for "export-oriented enterprises (50% reduction in income tax but not less than 10% for each year the venture exports 70% by value of its production) and "technologically advanced enterprises" (50% reduction in income tax but not less than 10% for an additional three years after the expiration of the normal tax holiday period). In addition, some local governments offer tax holidays and reductions with respect to local income tax surtax. The Tax Law also provides that if a foreign party reinvests its share of the profits in the joint venture or in another joint venture project in China with a term of operation of more than five years, it may be eligible, on application, for a refund of 40% of the income tax paid on the reinvested amount. A full refund may be applied for and granted if an existing Investor invests or reinvests its share of profits in a "technologically advanced enterprise" or an "export-oriented enterprise" with a term of operation of more than five years.

         Joint ventures also are required to pay a Value Added Tax if they are engaged in sales or provide processing, repair or installation services within or import goods into China; a Business Tax if they are engaged in service businesses or if they transfer intangible assets or sell immovable properties within China; and a Consumption Tax if they manufacture, subcontract for processing wok or import certain enumerated consumer goods (such as tobacco, liquor, cosmetics, jewelry, fireworks and small motor vehicles). The Value Added Tax, Business Tax and Consumption Tax are essentially a turnover tax on imports, sales receipts and service income.

         The Value Added Tax has a general rate of 17% for most goods and services and a special rate of 13% for certain enumerated goods, including foodstuffs, printed matter, agricultural supplies and certain public utilities for civilian uses. Certain items such as farm produce, contraceptive products, equipment used in science and research, compensatory trade manufacturing equipment and charitable items are exempt from the Value Added Tax. The Business Tax rate schedule groups taxable service into nine categories and imposes the tax at 3% to 5% for most services and 5% to 20% for entertainment services. The Consumption Tax rate schedule groups taxable products into 25 categories and imposes the tax at 14 rates ranging from 3% to 45%.

         An FIE is exempt from the Value Added Tax on raw material imported for production for exports, if the FIE is registered before January 1, 1994. In addition to the Value Added Tax, the Consumption Tax and the Business Tax, customs duties are levied on most goods imported into China. In general, items imported by joint ventures that are exempt from the Value Added Tax also are exempt from customs duties, except imports of certain office equipment and production equipment, even if the importation is within the limitation of an FIE's total investment. Joint ventures also may be liable for the Land Appreciation Tax which ranges from 30 to 60% on the gain on sale of land use rights, buildings and their attached facilities. Finally, joint ventures may be subject to Resources Tax on exploitation and production of selected natural resources.

         The Company's PRC joint ventures are subject to the Tax Law. Pursuant to the Tax Law, Sino-foreign equity joint venture enterprises generally are subject to an enterprises income tax at a standard rate of 33%, which is comprised of a state tax of 30% and a local tax of 3%. As the Company's PRC joint ventures are qualified as service industry enterprises for an operating period of ten years or more, the joint ventures are eligible for one year of full exemption, starting from the first profit-making year, and a 50% reduction for the next two years on enterprises income tax.

         The Company is a joint venture established in Shenzhen, an ETDZ. Because the Company qualifies as an FIE, its income tax rate is reduced to 15% and it is exempt from the local tax of 3%. The Company also will be eligible for one year of full exemption, starting from the first profit-making year, and a 50% reduction for the next two years on enterprises income tax based on the reduced tax rate.

         Generally, a joint venture will qualify as an FIE if the foreign investor's investment in the registered capital of the joint venture either alone or together with other foreign investors, constitutes at least 25% of the total registered capital of the joint venture. Because the Company's Chinese joint ventures qualify or will qualify under the Tax Law, dividends and profit distributions received by the Company from its joint venture will be exempt from any income tax, including withholding tax.

         Income received by the Company from sources in China, such as dividends (other than dividends from FIEs), interest, rent and royalties will be subject to a withholding tax of 20%. The 20% withholding tax rate will be reduced to 10% if the income is received form sources in the Special Economic Zones, the Coastal Open cities, the Pudong New Area in Shanghai and the Coastal Open Economic Zones.

         In the event the Company transfers its interest in its Chinese joint ventures, the amount received in excess of its original capital contribution would be subject to withholding tax at the rate of 20%. The disposition may be subject to certain taxes, including, but not limited to, the Business Tax of 5% of the Company's interest and a stamp duty of 0.05% on the transfer value.

         In the event the Company's joint venture is liquidated, the portion of the balance of its assets or remaining property, after deducting undistributed profits, various funds and liquidation expenses, that exceeds the Company's paid-in capital would be income from liquidation, which would be subject to income tax at the rate the Company would be subject to under the Tax Law and related regulations.

ITEM 2.  PROPERTIES

         The Company leases two floors for its taxi headquarters, which are located in a modern, seven-story building in Shenzhen with 2,000 square meters per floor. The lease expires in 2001. The annual rent under the lease is $6 per square meter per month.

         The Company leases its facilities for the Rental Business in each city in which it operates. The leases cover 200 to 800 square meters of office space in each location, 500 to 4,000 square meters of rental lot space in each location and 100 to 200 square meters of space in each satellite station. The leases expire at various times over the next 5 years. The annual rent under the leases ranges from $3 to $6 per square meter per month.

         The Company owns its automobile repair shop in Shenzhen. The shop occupies a 908 square meter facility.

         The Hotel will be in the city of Shimen in northwest Hunan Province. It is planned to commence operations in the year 2000. The Hotel is located on 6,666 square meters, on which the Hotel's 12,800 square meter, 12-story structure is built. The Hotel is expected to have 124 rooms, a restaurant, a disco entertainment area, several conference rooms and a retail shop.

ITEM 3.  LEGAL PROCEEDINGS

         In late 1997, the United States Securities and Exchange Commission commenced an informal inquiry relating to public disclosures in 1997 by Dawson Science Corporation ("Dawson"), the Company's former parent company. The public disclosures involved, among other things, press releases relating to the acquisition of Shenzhen Jinzhenghua Transport Industrial Development Co., Ltd., the value of Dawson's assets, Dawson's financial prospects and Dawson's anticipated revenues and earnings (collectively, the "Public Disclosures"). The Company engaged counsel in connection with the inquiry. The outcome of such inquiry could materially and adversely affect the Company.

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

         The Company currently is engaged in settlement discussions with respect to the class action referred to above. Based on these discussions, the Company has established a liability and recorded a related expense in the amount of $1.5 million in respect of the class action. There can be no assurance, however, that the settlement discussions will result in a final settlement, or that the liability of a final settlement will be limited to $1.5 million. If these settlement discussions are not the basis for a final settlement, the liability with respect to the class action could materially exceed $1.5 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 25, 1998, prior to the Reorganization, the sole stockholder of the Company approved an amendment to the Company's Certificate of Incorporation to increase from 100 to 55,000,000 the number of authorized shares of capital stock of the Company and approved the transactions contemplated by the Reorganization.


                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


RECORD HOLDERS

         As of April 6, 1999, there were 105 record holders of the Company's Common Stock. This number does not include those stockholders holding stock in "nominee" or "street" name.

MARKET INFORMATION

         The Company's Common Stock has been quoted on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board ("OTC Bulletin Board") under the symbol ITNG since the Reorganization on June 30, 1998. Prior to the Reorganization, there was no trading market for the Company's Common Stock. Accordingly, no quotations for the Company's Common Stock were available during fiscal 1997 or the first quarter of fiscal 1998. However, the Common Stock of the Company's predecessor, Dawson, was traded on the OTC Bulletin Board under the symbol DWSC. As a result of the Reorganization, each holder of record of Dawson Common Stock at the close of business on June 30, 1998 received one share of Company Common Stock for each four shares of Dawson Common Stock (the "split"). The table sets forth the high and low closing bid prices of (i) the Dawson Common Stock as quoted on the OTC Bulletin Board (on a post-split adjusted basis) during each calendar quarter of 1997 and the first two quarters of 1998 and (ii) the Company Common Stock for the third and fourth quarters of 1998. The following over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. There is a limited trading market for the Company's Common Stock.

------------------------------------------------------------------------------------------------------
                                   Year Ended 1998                        Year Ended 1997
------------------------------------------------------------------------------------------------------
                                     Quoted Bid                             Quoted Bid
------------------------------------------------------------------------------------------------------
                              High               Low                High                 Low
------------------------------------------------------------------------------------------------------
First Quarter                 $ .85              $ .33                .81                  .36
------------------------------------------------------------------------------------------------------
Second Quarter                  .74                .47               1.24                  .60
------------------------------------------------------------------------------------------------------
Third Quarter                 11.00               1.38               1.99                 1.35
------------------------------------------------------------------------------------------------------
Fourth Quarter                 2.50                .88               1.28                  .31
------------------------------------------------------------------------------------------------------

DIVIDENDS

         It is the Company's current policy to retain any future earnings to finance the continuing development of its business. The company has not paid any dividends since the initial public offering of its stock.

         Under the laws of People's Republic of China ("PRC Laws"), there are certain restrictions on the ability of Jinzhenghua Transport to pay dividends to the Company. In order for Jinzhenghua Transport to be able to pay dividends to the Company, the Company must contribute to the capital of Jinzhenghua Transport the remaining $8.9 million (in cash or assets) it is obligated to pay under Jinzhenghua Transport's organizational documents, Jinzhenghua Transport must maintain a foreign currency transaction account, and it must obtain the foreign exchange necessary to pay the dividends. Currently, Jinzhenghua Transport has a foreign currency transaction account. However, the Company has not yet contributed the required $8.9 million in capital to Jinzhenghua Transport. Accordingly, Jinzhenghua Transport's ability to pay dividends to the Company is currently restricted. The Company intends to contribute the remaining $8.9 million in capital to Jinzhenghua Transport prior to December 26,1999. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a description of the Company's obligation to contribute capital to Jinzhenghua Transport.

RECENT SALES OF UNREGISTERED SECURITIES

         On December 11, 1998, the Company issued (i) 2,228,571 shares of Common Stock at a per share price of $1.75 and (ii) immediately exercisable warrants to purchase 334,286 shares of Common Stock for a term of 5 years, at a per share exercise price of $2.00, in cancellation of $3,900,000 of indebtedness of Jinzhenghua Transport. The shares of Common Stock and Warrants were issued in transactions exempt from Section 5 of the Act, pursuant to Rule 506. Each of the holders of the indebtedness and the recipient of the Warrants were non-U.S. residents and "accredited investors." There was no general solicitation.

         On December 11, 1998, the Company raised $600,000, (before deducting a cash finder's fee of approximately $60,000) through the private sale of 228,571 shares of common stock at a price of $2.625 per share. As additional finder's compensation, the Company issued immediately exercisable warrants to purchase 360,000 shares of common stock for a five year term at an exercise price of $2.00. The shares were sold to Yeung Shu Kin a non-U.S. resident and an "accredited investor." The finder's warrants were also issued to a non-U.S. resident and an "accredited investor." The shares of Common Stock and Warrants were sold in transactions exempt from Section 5 of the Act, pursuant to Rule
506. There was no general solicitation.

         On December 23, 1998 the Company raised $1,000,000, before deducting a finder's fee of approximately $100,000, through the private sale of (i) 380,952 shares of common stock at a price of $2.625 per share and (ii) immediately exercisable warrants to purchase 500,000 shares of common stock for a five year term at an exercise price of $2.00. As additional finder's compensation, the Company issued immediately exercisable warrants to purchase 200,000 shares of common stock for a five year term at an exercise price of $2.00 per share. The shares of Common Stock and Warrants were sold in transactions exempt from
Section 5 of the Act, pursuant to Rule 506. The shares and investor warrants were sold to Kwok Kee Billy Yung, a non-U.S. resident and an "accredited investor." The finder's warrants were also issued to a non-U.S. resident and "accredited investor." There was no general solicitation.

ITEM  6.  SELECTED FINANCIAL DATA

         The following table sets forth certain selected financial information and should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

-------------------------------------------------------------------------------------
                                               Years Ended December 31
                                                  (in thousands)(1)
-------------------------------------------------------------------------------------
                                   1994       1995       1996        1997        1998
-------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
-------------------------------------------------------------------------------------
Revenues                         $4,728     $6,208     $9,211     $12,538     $22,343
-------------------------------------------------------------------------------------
Net Income                        2,209      3,023      4,563       5,886       7,869
-------------------------------------------------------------------------------------
Net Income per Common Share -       .37        .50        .76         .97        1.04
Diluted
-------------------------------------------------------------------------------------

(1) The Income Statement data represents the historical performance of the Company and is not necessarily indicative of the Company's future results of operations. Some of the factors which could cause future results of operations to differ materially from the historical operating results are discussed under "Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations - Risk Factors."

----------------------------------------------------------------------------------------------
                                                    Years Ended December 31
                                              (in thousands except per share data)
----------------------------------------------------------------------------------------------
                                    1994        1995        1996        1997          1998
----------------------------------------------------------------------------------------------
BALANCE SHEET DATA
----------------------------------------------------------------------------------------------
Total Assets                       23,111      27,111      29,099      55,954        68,657
----------------------------------------------------------------------------------------------
Short-Term Debt                    10,599       8,415       5,599      14,316         2,871
----------------------------------------------------------------------------------------------
Stockholders' Equity                8,483      12,051      16,760      30,181        48,781
----------------------------------------------------------------------------------------------

See Item 1, "Business--Overview" for a description of the Company's Reorganization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

         The Company, through its 92%-owned subsidiary, Shenzhen Jinzhenghua Transport Industrial Development Co., Ltd. ("Jinzhenghua Transport"), primarily operates a group of transportation related businesses (the "Transportation Businesses"). The Transportation Businesses are comprised of the automobile rental business (the "Rental Business"), the taxi business (the "Taxi Business") and the automobile repair services business (the "Repair Business"). The Company does not have any operating business other than the businesses operated through Jinzhenghua Transport. The Company has also been developing a hotel business, which is planned to commence operations in year 2000. All of the Company's revenue and profits are attributable to Jinzhenghua Transport's businesses in China. All the Company's operations are located in China. The Company maintains executive offices in both New York City (USA) and Shenzhen (China).

         For a description of the Company's reorganization in June 1998, see
Item 1, "Business - Overview".

         The Company's transportation businesses began with the acquisition of taxi licenses in the first auction of such licenses in 1988 in Shenzhen, China. Jinzhenghua Transport has continued to acquire taxi licenses and expand its taxi business into other cities and provinces.

         In 1994, Jinzhenghua Transport expanded its transportation business to include automobile repair services in Shenzhen.

         In 1997, Jinzhenghua Transport further expanded its transportation business to include automobile rental services in the Provinces of Jiangxi, Guangdong, Jiangsu and Shaanxi. The Rental Business began operations in August 1997 with the purchase of 350 new automobiles and establishment of automobile rental stations in Ganzhou, Guangzhou, Nanchang, Nanjing and Xian during 1997.

         During the fourth quarter of 1998, the Company raised an aggregate of approximately $1,600,000 through the sale of an aggregate 609,523 shares of Common Stock, at the share price of $2.625, and warrants to purchase 500,000 shares of Common Stock. In addition, the company issued 2,228,571 shares of Common Stock and warrants to purchase 334,286 shares of Common Stock, all in satisfaction of approximately $3,900,000 in indebtedness of Jinzhenghua Transport.

         On a consolidated basis, revenue, net, increased $9,805,000 from $12,538,000 in 1997 to $22,343,000 in 1998. Net income increased $1,983,000 from
$5,886,000 in 1997 to $7,869,000 in 1998.

         The Rental Business, which began operations in August 1997, accounted for $2,636,000, or 21.0%, of the Company's total revenue, net, in 1997 and $12,600,000, or 56.4%, of the Company's total revenue, net, in 1998. At both December 1997 and 1998, the Rental Business had acquired 1,218 automobiles. Of the aggregate 1,218 automobiles acquired by the Rental Business, 50 were transferred to the Taxi Business and 1,168 are currently owned by the Rental Business, of which 750 have been placed in service and the remaining 418 have not yet been placed in service as the Company does not currently have available the funds necessary (approximately $2,500,000) to pay the expenses related to placing the cars in service (license fees, taxes, and levies). The Company intends to place these cars in service as and when it has funds available to do so. See Item 7. "Management's Discussion & Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Rental Business contributed 27.2%, or $1,814,000, to the Company's $6,680,000 of total income before provision for income tax, minority interest and cumulative effect of change in accounting principle in 1997 and 70.3%, or $9,274,000, to the Company's $13,184,000 in income before provision for income tax, minority interest and cumulative effect of change in accounting principle (and excluding the $1,500,000 provision for class action settlement) in 1998. See Note 17, "Segment Information," to the consolidated financial statements included in Part IV of this report for financial information concerning the Company's segments.

         The Taxi Business accounted for $8,318,000, or 37.2% of the Company's total revenue, net, in 1998. At both December 1997 and 1998, the Taxi Business had deployed 728 taxis . The Taxi Business contributed $5,161,000 to income before provision for income tax, minority interest and cumulative effect of change in accounting principle in 1997 and $5,058,000 to the

Company's income before provision for income tax, minority interest and cumulative effect of change in accounting principle (and excluding the $1,500,000 provision for class action settlement) in 1998, representing 77.3% and 38.4 respectively. See Note 17, "Segment Information," to the consolidated financial statements included in Part IV of this report for financial information concerning the Company's segments.

         The Repair Business accounted for $1,425,000, or 6.4% of the Company's total revenue, net and $464,000, or 3.5% of the Company's income before provision for income tax, minority interest and cumulative effect of change in accounting principle (and excluding the $1,500,000 provision for class action settlement) in 1998. During the current year, revenue, net, from the Repair Business was $1,425,000, compared with $1,477,000 in 1997, a decrease of $52,000, or 3.5%. This decrease was attributable to a minor decrease in business in 1998, compared to 1997. Taxi cab licenses are renewable every four years. The Company expects income from taxi cab inspections to fluctuate based on the number of licenses to be renewed in a given year. See Note 17, "Segment Information," to the consolidated financial statements included in Part IV of this report for financial information concerning the Company's segments.

         The Company's only operations besides the Rental Business, the Taxi Business and the Repair Business relate to the hotel being developed in Hunan Province, in respect of which neither revenue nor expenses were recorded in 1998. All expenditures related to the hotel before and during the year ended December 31, 1998 have been capitalized and recorded as construction in progress.

         During 1997 and 1998, the Company's income before provision for income tax, minority interest and cumulative effect of change in accounting principle reflects $822,000 and $750,000 respectively, of accounting, legal and other professional and advisory expenses that related primarily to the Company's reorganization.

         During 1998, the Company had interest expense, net of interest income, of $660,000 which reflected interest expense of $675,000 and interest income of 15,000.

         The Company had entered into two agreements to purchase an aggregate of 5,000 automobiles for an aggregate purchase price of approximately $78,811,000. One contract, which was for 2,000 cars for an aggregate purchase price of $31,336,000, has been terminated by the Company without liability or penalty. The other purchase contract was for 3,000 cars for an aggregate purchase price of $47,475,000.

         The Company plans to continue to expand the Rental Business as rapidly as the Company's capital resources permit. The Company plans to continue to expand the Taxi Business through selective acquisitions in certain cities. The Company plans to expand the Repair Business as necessary to accommodate the expansion of the Rental Business and Taxi Business. However, the Company currently does not have sufficient capital to expand its businesses. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         The Company enjoys preferential tax treatment as a result of its location in Shenzhen, a Special Economic Zone. Enterprises in Shenzhen are subject to an income tax rate of 15%, compared with the standard enterprise income tax rate of 33%. In addition, Shenzhen enterprises in the transportation service industry have a 100% income tax credit for the first year in which they have a profit and a 50% income tax credit for the second and third years. Various other localities in China provide similar tax incentives. As the Company matures, fewer tax incentives are and will be available to the Company. Therefore, the Company's effective tax rate is expected to increase in future periods which will increase income tax expense as a percentage of taxable income.

Year Ended December 31, 1998 Compared With Year Ended December 31, 1997

                                               Year Ended                   Year Ended
                                               December 31,  Percentage of  December 31,  Percentage of
                                                   1998      Revenue, Net       1997      Revenue, Net
                                               -----------   -------------  ------------  -------------
Revenue, net                                   $22,343,000       100.0%     $12,538,000       100.0
Total operating expenses                         8,499,000        38.0        5,132,000        40.9
Total expenses(1)                               11,633,000        52.1        5,858,000        46.7
Income before provision for  income tax,
minority interest and cumulative effect of
change in accounting principle(2)               11,684,000        52.3        6,680,000        53.3
Income before minority interest and
cumulative effect of change in accounting
principle(2)                                     9,774,000        43.7        6,223,000        49.6
Net income(1)                                    7,869,000        35.2        5,886,000        46.9

         (1) Includes in 1998 $2,474,000 in expenses, comprised of a $1,500,000 provision for settlement of class action lawsuit and $974,000, representing the cumulative effect of a change in accounting principle related to the write off of organization costs and excludes income taxes.

         (2) Includes in 1998 a $1,500,000 provision for settlement of class action lawsuit.

         Revenue, net was $22,343,000 in 1998, an increase of 78.2% from $12,538,000 in 1997. The increase was primarily due to increased revenue from the Rental Business of $9,964,000. The Taxi, Rental and Repair Businesses contributed $8,318,000 (37.2%), $12,600,000 (56.4%) and $1,425,000 (6.4%),
respectively, to revenue, net, in 1998, compared with $8,425,000 (67.2%), $2,636,000 (21.0%), and $1,477,000 (11.8%), respectively, in 1997. Revenue, net, from the Taxi Business decreased from $8,425,000 in 1997 to $8,318,000 in 1998, a 1.3% decrease. Revenue, net, for the Repair Business was $1,425,000 in 1998, compared to $1,477,000 in the 1997 period, a 3.5% decrease.

         Total expenses (excluding income taxes) were $11,633,000 in 1998, an increase of $5,775,000 or 98.6% from $5,858,000 in 1997. During 1998, total expenses as a percentage of revenue, net, increased to 52.1%, compared to 46.7% in 1997. The increase in the amount of total expenses was comprised primarily of a $1,543,000 increase in depreciation of revenue earning equipment, a 1,823,000 increase in other operating expenses, a $1,500,000 provision for class action settlement, and a one time charge of $974,000 associated with the cumulative effect of a change in accounting principle related to write off of organization costs.

         Operating expenses were $8,499,000 in 1998, an increase of $3,367,000 or 65.6% from $5,132,000 in 1997. During 1998, operating expenses as a percentage of revenue, net, decreased to 38.0%, compared to 40.9% in 1997. The increase in operating expenses was comprised primarily of a $1,543,000 increase in depreciation of revenue earning equipment and a 1,823,000 increase in other operating expenses.

         Depreciation and Amortization Expense. During 1998, Depreciation and amortization expense was $4,234,000, compared with $2,883,000 in 1997, an increase of $1,351,000. During 1998, the depreciation and amortization expense associated with the Rental Business, Taxi Business, and Repair Business was $2,087,000, 2,068,000, and 78,000, respectively. Depreciation and amortization expense, as a percentage of revenue, net, decreased during 1998, to 19.0%, compared to 23.0% during 1997. The decrease in depreciation expense as a percentage of revenue, net, was due primarily to the expansion of the Rental Business which has lower depreciation, as a percentage of revenue, than the Taxi Business. The increase in the amount of depreciation and amortization was primarily due to a $1,600,000 increase in depreciation on new rental cars.

         Other Operating Expenses. Other operating expenses includes traffic regulation fees, road maintenance fees, insurance, salaries, rent, costs of materials, depreciation (non-revenue earning equipment) and other general and administrative expenses. During 1998, other operating expenses were $4,515,000, compared with $2,692,000 during 1997, an increase of $1,823,000. During 1998, other operating expenses, as a percentage of revenue, net, decreased to 20.2%, compared with 21.5% for 1997. The decrease in operating expenses as a percentage of revenue, net, was due primarily to cost control measurers implemented in the Taxi Business and expansion of the Rental Business (which has lower operating costs, as a percentage of revenue, than the Taxi Business). The increase in the amount of other operating expenses was primarily due to a $971,000 increase in expenses related to the new Rental Car Business, $245,000 in losses due to disposal of revenue earning equipment by the Taxi Business, and a bad debt write off of $240,000 by the Repair Business.

         Income before provision for income tax, minority interest and cumulative effective of change in accounting principle was $11,684,000 in 1998, an increase of 74.9% from $6,680,000 in 1997. Before deducting $3,112,000 (consisting of $1,412,000 in general and administrative expenses, $1,500,000 provision for class action settlement, and $200,000 in interest expense) and $934,000 of expenses of the parent company (unconsolidated) during 1998 and 1997, respectively, the Rental, Taxi and Repair Businesses contributed $9,274,000, $5,058,000, and $464,000, respectively, to total income before provision for income tax, minority interest and cumulative effect of change in accounting principle in 1998, compared with $1,814,000, $5,161,000, and $639,000, respectively, in 1997. The increase in income before provision for income tax, minority interest and cumulative effect of change in accounting principle is primarily attributable to increased income from the Company's Rental Business, partially offset by a $1,500,000 provision for settlement of class action lawsuit and increases in accounting, legal and other professional and advisory expenses related to the Reorganization.

         Provision for income tax was $1,910,000 in 1998 (14.5% of income before provision for income tax, minority interest and cumulative effect of change in accounting principle (and excluding the $1,500,000 provision for settlement of class action), compared with $457,000 in 1997 (6.8% of income before provision for income tax and minority interest). The increase was primarily a result of increased taxable income.

         Minority interest was $931,000 in 1998, compared with $337,000 in 1997, which reflects the fact that the Company entered into new joint venture projects in 1997, which have generated increased income during 1998.

         As a result of the foregoing, net income was $7,869,000 in 1998, compared with $5,886,000 in 1997.

         For the year ended December 31, 1998, excluding the $1.5 million provision for class action settlement, $975,000 in expense related to the change in accounting principle regarding write off of organization costs, and $750,000 in professional fees related to the Reorganization, the Company's net income was $11,093,000, an increase of $5,207,000 or 88.5%, compared to net income of $5,886,000 in 1997.

1997 Compared With 1996

                                                                Percentage of                   Percentage of
                                                      1997      Revenue, Net       1996         Revenue, Net
                                                  -----------   -------------   ----------      -------------
Revenue, net                                      $12,538,000      100.0%       $9,211,000         100.0%
Operating Expenses                                  5,132,000       40.9         3,487,000          37.9
Total expenses(1)                                   5,858,000       46.7         4,091,000          44.4
Income before provision for  income tax,
 minority interest and cumulative
 effect of change in accounting principle          6,680,000        53.3         5,120,000          55.6
Income before minority interest and
 cumulative effect of change in
 accounting principle                              6,223,000        49.6         4,720,000          51.2
Net income                                         5,886,000        46.9         4,563,000          49.5

         (1)      Excludes income taxes.

         Revenue, net, was $12,538,000 in 1997, an increase of 36.1% from $9,211,000 in 1996. The increase was primarily due to the contribution of $2,636,000 in 1997 from the new Rental Business started in August 1997. The Taxi, Rental and Repair Businesses contributed 67.2%, 21.0% and 11.8%, respectively, to revenue, net, in 1997, compared with 83.8%, 0% and 16.2%, respectively, in 1996. Revenue, net, from the Taxi Business increased to $8,425,000 in 1997 from $7,722,000 in 1996, a 9.1% increase. The increase was primarily due to $151,000 of revenue from 50 additional taxi cabs in Ganzhou, $180,000 of revenue from increases in night-shift taxi driver activities, $262,000 of revenue from renewals of taxi driver contracts and $110,000 of revenue from increases in monthly rental payments from taxi drivers. Revenue, net, from the Repair Business was $1,477,000 in 1997, an immaterial change from $1,489,000 in 1996.

         Total expenses (excluding income taxes) were $5,858,000 in 1997, an increase of $1,767,000, or 43.2%, from $4,091,000 in 1996. The increase, was primarily attributable to a $419,000 increase in depreciation of revenue earning equipment, a $122,000 increase in net interest expense, and a $1,224,000 increase in other operating expenses. The increase in depreciation of revenue earning equipment was primarily due to $385,000 of depreciation on rental cars related to the new Rental Business. The increase in net interest expense was primarily due to fees paid to banks for the extension of short-term loans and an increase in interest-bearing debt. The increase in other operating expenses was primarily due to $403,000 of expenses related to the new Rental Business, which commenced operations in August 1997, and $934,000 of accounting, legal and other professional and advisory expenses that began to accrue in mid-1997 and related primarily to the Reorganization. See "General" above. In addition, increases in direct fixed costs and management expenses related to the Repair Business ($123,000) and increases in operating costs due to expansion of the Taxi Business ($95,000) were offset by efficiencies in office expenses, rent and maintenance charges in the Taxi and Repair Businesses. The Rental, Taxi and Repair Businesses contributed 15.1%, 82.2% and 2.7%, respectively, to total depreciation and amortization in 1997, compared to 0%, 96.2% and 3.8%, respectively, in 1996.

         Income before provision for income tax, minority interest and cumulative effect of change in accounting principle was $6,680,000 in 1997 (53.3% of revenue, net), an increase of 30.5% from $5,120,000 in 1996 (55.6% of revenue net). The Rental, Taxi and Repair Businesses contributed 27.2%, 77.3% and 9.6%, respectively, to total income before provision for income tax, minority interest and cumulative effect of change in accounting principle in 1997, compared with 0%, 84.9% and 15.1%, respectively, in 1996. The increase in income before provision for income tax, minority interest and cumulative effect of change in accounting principle is primarily attributable to income from the Company's new Rental Business, revenue generated from 50 additional taxi cabs in Ganzhou, additional income generated by increases in night-shift taxi driver activities, additional income from renewals of taxi driver contracts and efficiencies in office expenses, rent and maintenance charges in the Taxi and Repair Businesses. The increase in income before provision for income tax, minority interest and cumulative effect of change in accounting principle was partially offset by increases in direct fixed costs and management expenses associated with the Repair Business. The decrease in income before provision for income tax, minority interest and cumulative effect of change in accounting principle as a percentage of revenue, net, was primarily the result of parent-company accounting, legal and other professional and advisory costs and expenses incident to the Reorganization and related matters beginning in mid-1997.

         Provision for income tax was $457,000 in 1997 (6.8% of income before provision for income tax and minority interest), compared with $400,000 in 1996 (7.8% of income before provision for income tax and minority interest). The increase was primarily a result of increased taxable income.

         Minority interest was $337,000 in 1997, an increase of 114.6% from $157,000 in 1996, which reflects the Company having entered into new joint venture projects in 1997.

         As a result of the foregoing, net income was $5,886,000 in 1997, an increase of 29.0% from $4,563,000 in 1996.


LIQUIDITY AND CAPITAL RESOURCES

         Generally, the Rental and Taxi Businesses are cash flow businesses that do not require significant amounts of working capital; but they are capital intensive and require substantial capital expenditures for revenue producing equipment. Working capital for the Repair Business was initially financed mainly by cash flow from the Taxi Business.

         At December 31, 1998, the Company had trade receivables ($105,000) and cash and cash equivalents ($4,910,000) aggregating $5,015,000. The Company's liabilities due within a year aggregated $8,549,000. Accordingly, at December 31, 1998, the Company's liabilities due within a year exceeded cash and cash equivalents and receivables by $3,534,000, compared with $12,157,000, at December 31, 1997. This was primarily attributable to an overall decrease in liabilities due within a year of approximately $9,050,000, consisting primarily of decreases in bank loans ($1.4 million), notes payable (4.0 million) and due to affiliates ($6.1 million), partially offset by increased accrued expenses and income taxes ($3.1 million).

         As the Company's financial resources permit, the Company intends to make capital expenditures, primarily for the purchase of new automobiles for the Taxi and Rental Business and the completion of construction of the Company's hotel project. At December 31, 1998, the Company had committed to purchase an aggregate 3,000 new automobiles for an aggregate purchase price of $47,475,000 (in respect of which deposit in the amount of approximately $11.7 Million was made as of December 31, 1998 (the "Auto Purchase Contract"). The Company had also entered into an agreement to purchase 300 taxis for approximately $4.0 million. Subsequent to December 31, 1998, the Company paid approximately $4,000,000 in full satisfaction of the purchase price for the 300 new cars for the Taxi Business, of which 100 have been delivered to the Company. The Company currently does not have sufficient capital to fulfill its obligations under the Auto Purchase Contract. In April, 1999, the Company and the auto supplier agreed to extend until September, 1999 the time for performance of the Company's obligations under the Auto Purchase Contract. If the Company is unable to obtain financing to fund the balance of the purchase price by September, 1999, the Company could be subject to damages/penalties under the Auto Purchase Contract, but the parties have agreed to limit any damages/penalties to $1.8 million.

         At December 31, 1998, the estimated cost of completing construction of the hotel project was approximately $4.0 million. The Company has suspended construction of the hotel project, as the Company does not currently have sufficient capital to fund the construction of such project. The Company intends to resume construction on the hotel project at such time as the Company has sufficient capital to do so.

         The Company has defaulted on payment of existing indebtedness in the aggregate principal amount of $320,000 which was due and payable in April 1998. The Company is currently negotiating to restructure this debt. In addition, the Company has existing indebtedness in the aggregate principal amount of approximately $2.7 million, which was due and payable in March, 1999. The Company was unable to pay by the due date the amount due with respect to this indebtedness. The Company has negotiated an agreement to extend the time for payment for this $2.7 million in indebtedness to April, 2000.

         As described under Item 3, "Legal Proceedings," based on settlement discussions with respect to the class action lawsuit against the Company, liability and recorded a related expense in the amount of $1.5 million in respect of such lawsuit. If these discussions do not form the basis for any final settlement, the liability arising out of the class action could materially exceed $1.5 million. The Company expects to satisfy any amounts owing pursuant to any settlement through issuance of shares of common stock. If, however, the Company is required to pay any settlement in cash, there could be a material adverse effect on the Company's financial condition.

         Pursuant to Jinzhenghua Transport's organizational documents, the Company and the minority owners of Jinzhenghua Transport are obligated to contribute $9.2 Million and $800,000 (in cash or assets), respectively, to the capital of Jinzhenghua Transport. In particular, the Company was obligated to make its capital contribution to Jinzhenghua Transport in two equal installments of $4.6 Million, the first of which was due October 30, 1998 and the second of which will be due December 26, 1999. The minority owners were obligated to contribute $340,000 by October 30, 1998 and the balance by December 26, 1999. To date, the Company has contributed approximately $300,000 of its aggregate $9.2 Million obligation to the capital of Jinzhenghua Transport. Accordingly, the Company has not performed on its obligation to contribute $4.2 Million to Jinzhenghua Transport by October 30, 1998. The minority owners also did not perform on their obligations to contribute the aggregate $340,000 by October 30, 1998. The Company and the minority owners may amend the organizational documents of Jinzhenghua Transport to extend the time for payment of the required capital contributions, subject to government approval. In April, 1999, subsequent to the due date (October 30, 1998) of the Company's required capital contribution of $4.6 million, Jinzhenghua Transport passed the annual inspection conducted by the relevant Chinese licensing authority. This annual inspection forms part of the annual renewal process of the business license which expires December 26, 1999. The Company believes that it will be able to reach an agreement with the minority owners to extend the time for payment and that the relevant government authority will approve such extension of time. The Company understands that, in general, as a matter of practice, the relevant Chinese licensing authority routinely approves agreements to extend the time for payment of the required capital contribution, and that the licensing authority does not generally cancel business licenses for failing to make the required capital contribution by the due date.

         If the Company is unable to obtain an extension of time that is approved by the government, Jinzhenghua Transport's business license could be cancelled by the government, which would materially and adversely affect the Company. In any event, the Company expects that it will be required to make the remaining capital contribution to Jinzhenghua Transport ($8.9 Million) by December 26, 1999. Although there can be no assurance, the Company believes that it will be able to raise sufficient capital from additional financings to contribute the remaining balance of $8.9 Million to the capital of Jinzhenghua Transport by December 26, 1999. If the Company is unable to make the required contribution by December 26, 1999, the government may cancel Jinzhenghua Transport's business license, which would materially and adversely affect the Company.

         The Company believes that through a combination of cash flow from operations and proceeds from potential financings, the Company will be able to remedy the shortfall of cash relative to liabilities due within a year and finance capital expenditures, including the purchase of some new automobiles. At present, the Company has no commitments from third parties to finance capital expenditures or to refinance any of its existing indebtedness, and does not have sufficient resources to finance planned capital expenditures or to repay such indebtedness without refinancing. The Company expects to generate significant cash flow from operations and will seek to obtain capital from the sale of securities, borrowings, and vendor financing arrangements. There can be no assurance the Company will be successful in raising additional capital, or, if it raises additional capital, the terms on which such capital will be raised.

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept only two-digits entries in the date code field and cannot distinguish dates after the year 2000. These date code fields will need to distinguish "Year 2000" dates from earlier dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with "Year 2000" requirements.

         The Company believes that its computerized systems are Year 2000 compliant.

         If the Company's computerized systems are not in fact Year 2000 compliant, the failure of the Company to make its systems Year 2000 compliant in a timely manner will have a material adverse effect on the Company.

         The Company relies upon various vendors, utility companies, telecommunications service companies, delivery service companies and other service providers, which are outside of the Company's control. The failure of such service providers to make their systems Year 2000 compliant could have a material adverse effect on the Company's financial condition and results of operations. The Company has not yet determined the extent to which the computer systems of such service providers are Year 2000 compliant, if at all. The failure of the Company's vendors to make their systems Year 2000 compliant in a timely manner will have a material adverse effect on the Company.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         See Note 1 to the consolidated financial statements included in Part IV of this report entitled "Organization and Summary of Significant Accounting Policies - New Accounting Standards Not Yet Adopted."

RISK FACTORS

         This Report contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Report should be read as being applicable to all forward looking statements wherever they appear in this Report. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such difference include those discussed below, as well as those discussed elsewhere in this Report.

Risks Relating to China

         General

         The economy of China differs from the economies of most countries belonging to the Organization for Economic Co-operation and Development in such respects as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, rate of inflation and balance of payments position. Since 1949, the economy of China has been a planned economy subject to one- and five-year state plans adopted by central Chinese government authorities and implemented, to a large extent, by provincial and local authorities. These plans set out production and development targets. Although the majority of productive assets in China are still owned by the government, economic reform policies since 1978 have emphasized decentralization and the utilization of market mechanisms in the development of the Chinese economy. Such economic reform measures adopted by the Chinese government may be inconsistent or ineffectual, and the Company may not be able to benefit from all such reforms.

         Since 1978, the Chinese government has been reforming, and it is expected to continue to reform, China's economic systems. Many of the reforms are unprecedented or experimental, and are expected to be refined and improved. Various political, economic and social factors, such as political changes, changes in the rate of economic growth, unemployment or inflation or disparities in per capita wealth between regions within China, also could lead to further readjustment of the reform measures. This refining and readjustment process may not always have a positive effect on the operations of the Company. The Company's operating results may be adversely affected by changes in China's political, economic and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations (or the interpretation of laws and regulations), measures that may be introduced to control inflation, changes in the rate or method of taxation or the imposition of additional restrictions on currency conversion. Although historically there have been periods of political instability, and certain of the reform measures have from time to time been readjusted, because of the broad support for the reform process and because the economic system in China has already undergone extensive changes as a result of the success of such reforms, the Company believes that the basic principles underlying the reforms will continue to provide the framework for China's economic system.

         The Chinese economy has experienced rapid growth in recent years, with GNP increasing at an average annual rate of more than 11.0% between 1991 and 1997; the GNP growth rates in 1995, 1996, 1997 and 1998 were 10.5%, 9.7%, 8.8%
and 7.8%, respectively. Such rapid growth has been accompanied by imbalances in the Chinese economy, especially with respect to inflation, which reached an annual rate of 21.7% in 1994. The inflation rate decreased to 14.8% in 1995, 6.1% in 1996, 2.0% in 1997, and -0.8% in 1998.

         Risks Related to the Legal System of China

         The Chinese legal system is based on written statutes and is a system, unlike common law systems, in which decided legal cases have little precedential value. The Chinese system is similar to civil law systems in this regard. In 1979, China began the process of developing its legal system by undertaking to promulgate a comprehensive system of laws. On December 29, 1993, the National People's Congress promulgated the Company Law of The People's Republic of China (the "Company Law"), which became effective on July 1, 1994. In August 1994, pursuant to the Company Law, the State Council issued the "PRC Special Regulations on Overseas Offering and Listing of Shares by Joint Stock Limited Companies" to regulate joint stock limited companies that offer and list their shares overseas. The Company Law, the rules and regulations promulgated under the Company Law and legal prescriptions relating to Chinese companies provide the core of the legal framework governing the corporate behavior of companies, such as Jinzhenghua Transport, and their directors and shareholders. Because these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

         The Company is currently engaged in an expansion program, the timing and cost of which will depend on numerous factors, including the cost and availability of financing (including foreign exchange), the ability of the Company to obtain and maintain required business licenses or approvals from relevant Chinese government authorities and changes in general economic conditions in China. See Item 7, "Risk Factors - Potential Revocation of Business License". There can be no assurance the Company's expansion program will not be adversely affected by any of these factors or by factors commonly associated with expansion programs.

         Government Control of Currency Conversion and Exchange Rate Risks

         The Renminbi currently is not a freely convertible currency. The State Administration for Foreign Exchange ("SAFE"), under the authority of the People's Bank of China (the "PBOC"), controls the conversion of Renminbi into foreign currency. Prior to January 1, 1994, Renminbi could be converted to foreign currency through designated banks or other authorized institutions at official rates fixed daily by the SAFE. Renminbi also could be converted at swap centers ("swap centers") open to Chinese enterprises and foreign invested enterprises ("FIEs"), subject to SAFE approval of each foreign currency trade, at exchange rates negotiated by the parties for each transaction. Effective January 1, 1994, a unitary exchange rate system was introduced in China, replacing the dual-rate system previously in effect. In connection with the creation of a unitary exchange rate, the Chinese government announced the establishment of an inter-bank foreign exchange market, the China Foreign Exchange Trading System ("CFETS"), and the phasing out of the swap centers.

         In general, under existing foreign exchange regulations, domestic enterprises operating in China must price and sell their goods and services in China in Renminbi. Any foreign exchange reserves received by such enterprises must be sold to authorized foreign exchange banks in China.

         Jinzhenghua Transport is an FIE. Jinzhenghua Transport has obtained a foreign currency account with a designated bank and is able to exchange foreign currency for settlement of foreign currency transactions (as defined in the applicable regulations) and, subject to satisfaction of certain conditions, may pay dividends. However, the Company has not made certain capital contributions to Jinzhenghua Transport necessary to enable Jinzhenghua Transport to pay dividends to the Company. Accordingly, Jinzhenghua Transport's ability to pay dividends to the Company is currently restricted. See Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters - Dividends." There can be no assurance that Jinzhenghua Transport will be able to maintain FIE status, that the current authorizations for FIEs to retain their foreign exchange in the future to satisfy foreign exchange liabilities or to pay dividends will not be limited or eliminated or that Jinzhenghua Transport will be able to obtain sufficient foreign exchange to pay dividends or satisfy its foreign exchange liabilities.

         The value of the Renminbi is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the CFETS market. Over the last five years, the Renminbi has experienced a devaluation against most major currencies. A significant devaluation of the Renminbi occurred on January 1, 1994 in connection with the adoption of the new unitary exchange rate. On that date, the official exchange rate for conversion of Renminbi to U.S. dollars changed from approximately RMB
5.8000 to $1.00 to approximately RMB 8.7000 to $1.00, representing a devaluation of approximately 50%. Since 1994, the official exchange rate for the conversion of Renminbi to U.S. dollars has been stable, and the Renminbi has appreciated slightly against the U.S. dollar. However, there can be no assurance that the exchange rate will not become volatile again or that there will be no further devaluation of the Renminbi.

Risks Associated with Dawson

         Under the plan of reorganization, immediately before the distribution of Company Common Stock to Dawson's shareholders, Dawson transferred to the Company all its assets, including all its interest in Jinzhenghua Transport, and the Company assumed, and agreed to pay, perform and discharge, and indemnify and hold Dawson harmless from and against, all Dawson's disclosed liabilities. Although the Company did not assume any undisclosed liabilities, and although, except for the matters described under Item 3, Legal Proceedings, current management is not aware of any such liabilities, or the assertion of any such liabilities by third parties, there can be no assurance such liabilities, which may have arisen from the activities of Dawson or its predecessors, do not exist. If such liabilities exist and the parties to whom Dawson or its predecessors may be liable assert claims against Dawson or the Company in respect of such liabilities, there can be no assurance the Company would not be responsible for such liabilities, and, if the Company were held responsible for such liabilities, there can be no assurance such liabilities would not materially and adversely affect the Company.

Limited Operating History of Rental Business; Risks Associated with a New
Business

         Jinzhenghua Transport has been engaged in the Rental Business for less than two years, and therefore has only a limited operating history in that business. Accordingly, the Rental Business is subject to all risks associated with a new business, and it is difficult to anticipate many of the factors that will affect the Rental Business's operations. Although the Rental Business has had earnings since its inception in August 1997, there can be no assurance the Rental Business will achieve or sustain growth in revenues or profitability, or even maintain profitability, in the future.

Uncertain Ability to Achieve or Manage Rapid Growth

         The Company intends to pursue a rapid growth strategy, the success of which will depend upon a large number of factors, many of which are beyond the Company's control, and there can be no assurance the Company will successfully effect its growth strategy. Factors that will affect the success of the Company's growth strategy include risks relating to the market demand for rental cars in China, risks relating to the Company's ability to finance automobiles necessary for its business, risks relating to the Company's ability to obtain and maintain appropriate governmental permits, authorizations, licenses and approvals and risks relating to the competitive environment in which the Company operates. If the Company is unable successfully to implement its growth strategy, its business, financial condition, results of operations and prospects could be materially and adversely affected.

Absence of Capital Commitments

         The Transportation Businesses require substantial capital in order to refinance existing indebtedness and to expand in the manner contemplated. At December 31, 1998, $2.8 million aggregate principal amount of indebtedness was due and payable within one year. At present, the Company has no commitments from third parties to refinance any of this indebtedness, and does not have sufficient resources to repay such indebtedness without refinancing. In addition, the Company has committed to purchase 3,000 new automobiles for an aggregate of $47,475,000, and requires approximately $1,800,000 to complete construction of the Company's hotel project. The Company will seek to obtain capital to finance these commitments and to support its growth strategy from the sale of securities, borrowings, vendor financing arrangements and operations. There can be no assurance the Company will be successful in raising additional capital, or, if it raises additional capital, the terms on which such capital will be raised. If the Company does not obtain sufficient capital to refinance its existing indebtedness, the Company will be materially and adversely affected. Even if the Company obtains sufficient capital to refinance its existing indebtedness, the Company may not obtain sufficient capital to expand as contemplated. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Control by Mr. Wu and Certain Other Persons

          Mr. Wu, members of his immediate family and certain officers and directors of the Company (collectively, the "Related Shareholders") beneficially own an aggregate of 3,146,933 shares of Company Common Stock, or 25.2% of the currently outstanding shares of Company Common Stock (2,906,813 of which, or 23.3% of the current outstanding shares, Mr. Wu himself beneficially owns). As a consequence, Mr. Wu and the Related Shareholders will be able to exercise substantial control in the election of the Company's directors and all other material decisions relating to the Company, including decisions regarding acquisitions and dispositions, financings and corporate governance.

Potential Conflicts of Interest

         The Company is one of many companies Mr. Wu directly or indirectly controls. To date, the Company has depended on loans and guarantees from these affiliated companies, and on Mr. Wu's personal guarantee of loans by others, to finance its growth. Although the Company is seeking other sources of financing, any continued dependence on these affiliated companies or Mr. Wu for financing or otherwise would create a potential conflict of interest between the Company and such affiliated companies. In addition, because Mr. Wu controls the Company, and because his interests, as the controlling person of various affiliated companies (including affiliates that own minority interests in the Company's subsidiaries) and as the guarantor of certain of the Company's indebtedness, and the interests of the Company's other shareholders are not the same, Mr. Wu could cause the Company to take, or refrain from taking, actions that serve his interests but not those of the Company's other shareholders, including the exploitation of business opportunities in China and elsewhere.

         Members of the Company's senior management also hold positions with other companies, including affiliates of the Company, and are not required to devote their services to the Company on a full-time basis. The following table sets forth the approximate percentage of business time the Company's executive officers devoted to the Company in 1998:

       Name                          Approximate Percentage of Business Time
       ----                              Devoted to the Company in 1998*
                                     ---------------------------------------
Wu Zhi Jian                                            50%
Andrew Lee                                             50
Willy Wu                                               50
Peng Jun                                               80
Zhang Li Wei                                           80
Li Yong Yuan                                          100
Mona Ng                                                30

* From the date the individual began devoting business time to the Company.


Although there is no requirement that these individuals' other employers permit these individuals to continue to devote to the Company the percentages of their business time set forth above, the Company expects such other employers to permit these individuals to continue to devote these percentages of their business time to the Company at least through December 31, 1999.

Holding Company Structure; Restrictions on the Payment of Dividends

         The Company has no direct business operations, other than its ownership of Jinzhenghua Transport. While the Company has no intention of paying dividends, should it decide in the future to do so, as a holding company, the Company's ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from Jinzhenghua Transport and other holdings and investments. In addition, Jinzhenghua Transport, from time to time, may be subject to restrictions on its ability to make distributions to the Company, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. See Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters" for a description of the restrictions on the Company's ability to pay dividends.

Service and Enforcement of Legal Process

         Substantially all the Company's assets are located in China. In addition, most of the directors and officers of the Company are not residents of the United States, and all or a substantial portion of the assets of such non-residents are located outside the United States. As a result, it may be difficult for investors to effect service of process upon such non-residents within the United States or to enforce against them judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state. There is uncertainty as to whether (i) courts in China would enforce judgments of United States courts obtained against the Company or such non-residents predicated on the civil liability provisions of the securities laws of the United States or any state, or (ii) in original actions brought in China, courts in China would enforce liabilities against the Company or such non-residents predicated upon the securities laws of the United States or any state. See Item 7, "Management's Discussion & Analysis of Financial Condition and Results of Operations - Risk Factors-Enforceability of Civil Remedies".

Limited Market; Volatility of Share Price

         In February, 1999, the Company submitted an application to list its common stock on the American Stock Exchange ("AMEX"). There can be no assurance the Company's Common Stock will be approved for listing on AMEX or elsewhere.

         There has been only a limited market for the Company Common Stock, and there can be no assurance a more active trading market will develop and be sustained for the Company Common Stock. Moreover, there has been significant volatility in the market price for the Company Common Stock. Volatility in operating results of the Company, sales of even relatively small blocks of the Company Common Stock, changes in conditions in the Chinese or international economy or other developments affecting the Company could cause the market price of the Company Common Stock to fluctuate substantially. See Item 7, "Management's Discussion & Analysis of Financial Condition and Results of Operations - Risk Factors-Market for the Common Stock".

Shares Eligible for Future Sale

         The Company currently has 12,467,945 shares of Company Common Stock outstanding (excluding shares issuable upon exercise or conversion of options, warrants and convertible securities. In addition, there are an aggregate of 5,406,752 shares of Common Stock reserved for issuance upon exercise of outstanding options and warrants and conversion of outstanding convertible securities. There are currently outstanding options to purchase an aggregate 2,210,000 shares of Common Stock. The Company intends to register within 30 days on a Form S-8 Registration Statement the shares underlying the options. Of the 12,467,945 shares currently outstanding, an aggregate of 5,370,884 shares are held by parties who may be deemed to be affiliates of the Company and an aggregate of 5,013,475 shares constitute "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933. The shares held by affiliates may only be sold in the public United States market pursuant to an effective registration statement, or in accordance with Rule 144 under the Securities Act of 1933 or another exemption from the registration requirements of the Securities Act of 1933. The Company intends to file within approximately 90 days a Registration Statement registering under the Securities Act of 1933 approximately 10,262,761 shares of Common Stock, including 2,749,286 shares issuable upon exercise of outstanding warrants and conversion of outstanding convertible securities. Sales of relatively small blocks of Company Common Stock under Rule 144 or otherwise, or even the potential for such sales, could depress the market price of the Company Common Stock substantially, and could impair the Company's ability to raise capital through the sale of securities.


ITEM 7A.  QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Government Control of Currency Conversion and Exchange Rate Risks

         The Renminbi currently is not a freely convertible currency. The State Administration for Foreign Exchange ("SAFE"), under the authority of the People's Bank of China (the "PBOC"), controls the conversion of Renminbi into foreign currency. Prior to January 1, 1994, Renminbi could be converted to foreign currency through designated banks or other authorized institutions at official rates fixed daily by the SAFE. Renminbi also could be converted at swap centers ("swap centers") open to Chinese enterprises and foreign invested enterprises ("FIEs"), subject to SAFE approval of each foreign currency trade, at exchange rates negotiated by the parties for each transaction. Effective January 1, 1994, a unitary exchange rate system was introduced in China, replacing the dual-rate system previously in effect. In connection with the creation of a unitary exchange rate, the Chinese government announced the establishment of an inter-bank foreign exchange market, the China Foreign Exchange Trading System ("CFETS"), and the phasing out of the swap centers. However, the swap centers have been retained as an interim measure.

         In general, under existing foreign exchange regulations, domestic enterprises operating in China must price and sell their goods and services in China in Renminbi. Any foreign exchange reserves received by such enterprises must be sold to authorized foreign exchange banks in China.

         Jinzhenghua Transport is an FIE. Jinzhenghua Transport has obtained a foreign currency account with a designated bank and is able to exchange foreign currency for settlement of foreign currency transactions (as defined in the applicable regulations) and, subject to satisfaction of certain conditions, may pay dividends. However, the Company has not made certain capital contributions to Jinzhenghua Transport necessary to enable Jinzhenghua Transport to pay dividends to the Company. Accordingly, Jinzhenghua Transport's ability to pay dividends to the Company is currently restricted. See Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters - Dividends." There can be no assurance that Jinzhenghua Transport will be able to maintain FIE status, that the current authorizations for FIEs to retain their foreign exchange in the future to satisfy foreign exchange liabilities or to pay dividends will not be limited or eliminated or that Jinzhenghua Transport will be able to obtain sufficient foreign exchange to pay dividends or satisfy its foreign exchange liabilities.

         The value of the Renminbi is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the CFETS market. Over the last five years, the Renminbi has experienced a devaluation against most major currencies. A significant devaluation of the Renminbi occurred on January 1, 1994 in connection with the adoption of the new unitary exchange rate. On that date, the official exchange rate for conversion of Renminbi to U.S. dollars changed from approximately RMB
5.8000 to $1.00 to approximately RMB 8.7000 to $1.00, representing a devaluation of approximately 50%. Since 1994, the official exchange rate for the conversion of Renminbi to U.S. dollars has been stable, and the Renminbi has appreciated slightly against the U.S. dollar. However, there can be no assurance that the exchange rate will not become volatile again or that there will be no further devaluation of the Renminbi.

         Currently, the exchange rate for conversion of Renminbi to U.S. Dollars is RMB 8.278 to $1.00. The Financial position and results of operations of Jinzhenghua Transport are determined using Renminbi. Assets and liabilities are translated at the exchange rate in effect at each year or period end. Income statement amounts are translated at the average rate of exchange prevailing during the year. Any significant devaluation of the Renminbi relative to U.S. dollars would materially and adversely affect the Company's reported earnings and assets as reported in U.S. dollars.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            INTEGRATED TRANSPORTATION
                                   NETWORK GROUP INC.
                                     AND SUBSIDIARIES




                                               CONSOLIDATED FINANCIAL STATEMENTS
                                    YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                            INTEGRATED TRANSPORTATION
                                   NETWORK GROUP INC.
                                     AND SUBSIDIARIES




                                               CONSOLIDATED FINANCIAL STATEMENTS
                                    YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                                                        CONTENTS
        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                   32

        CONSOLIDATED FINANCIAL STATEMENTS:
           Balance sheets                                                    33
           Statements of operations                                          34
           Statements of shareholders' equity                                35
           Statements of cash flows                                          36
           Notes to consolidated financial statements                       37-63

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Integrated Transportation Network Group Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Integrated Transportation Network Group Inc. and subsidiaries ("ITN") as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of ITN's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Transportation Network Group Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with United States generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1998, ITN changed its method of accounting for organization costs.






BDO International



Hong Kong

April 12, 1999

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                                     CONSOLIDATED BALANCE SHEETS
                                                       (US DOLLARS IN THOUSANDS)

December 31,                                                                                  1997             1998
---------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                                 $  4,723         $  4,910
Trade receivables, net of allowance of $67 and $-0-, respectively                              719              105
Prepayments and other assets (Note 6)                                                          366           17,077
Inventories (Note 9)                                                                            97               38
Property and equipment, net (Notes 2 and 9)                                                  1,363            1,136
Revenue-earning equipment, net (Notes 3 and 8)                                              31,488           29,379
Taxi licenses, net (Notes 4 and 8)                                                          12,093           11,814
Construction-in-progress (Note 5)                                                            2,321            2,263
Organization costs, net                                                                        847                -
Deposit (Note 12)                                                                            1,937            1,935
---------------------------------------------------------------------------------------------------------------------
                                                                                           $55,954          $68,657
=====================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Bank loans (Note 8)                                                                    $  3,776         $  2,402
   Notes payable (Note 9)                                                                    4,320              320
   Trade payables                                                                            1,619            1,167
   Other payables (Note 7)                                                                   3,522            5,160
   Due to directors                                                                            286               71
   Due to affiliate, Zhenghua (Note 10(b))                                                   6,220              149
   Due to minority shareholders, net (Note 10(a))                                               19               19
   Deferred revenue                                                                          2,983            3,001
   Accrued expenses                                                                            476            1,770
   Income tax payable                                                                          883            2,651
   Deferred income taxes (Note 11)                                                             102              247
---------------------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES                                                             24,206           16,957
---------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST                                                                            1,567            2,919
---------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 12 AND 13)
SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value - authorized 50,000,000 shares; issued and                      60              104
      outstanding 6,041,573 shares at December 31, 1997 and 10,435,030 shares at
      December 31, 1998
   Additional paid-in capital                                                               12,665           23,385
   Retained earnings                                                                        17,050           24,919
   Accumulated other comprehensive income - foreign currency translation                       406              373
      adjustments
---------------------------------------------------------------------------------------------------------------------
              TOTAL SHAREHOLDERS' EQUITY                                                    30,181           48,781
---------------------------------------------------------------------------------------------------------------------
                                                                                           $55,954          $68,657
=====================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                   (US DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


Year ended December 31,                                                     1996           1997              1998
---------------------------------------------------------------------------------------------------------------------
REVENUE, NET                                                            $  9,211          $12,538           $22,343
---------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
   Depreciation of revenue-earning equipment                               1,755            2,174             3,717
   Amortization of taxi licenses                                             264              266               267
   Other operating expenses                                                1,468            2,692             4,515
---------------------------------------------------------------------------------------------------------------------
           TOTAL OPERATING EXPENSES                                        3,487            5,132             8,499
---------------------------------------------------------------------------------------------------------------------
           OPERATING INCOME                                                5,724            7,406            13,844
OTHER EXPENSES:
   Interest expense, net of interest income                                 (604)            (726)             (660)
   Provision for class action lawsuit (Note 12 and 19)                         -                -            (1,500)
---------------------------------------------------------------------------------------------------------------------
           INCOME BEFORE PROVISION FOR INCOME TAX, MINORITY                5,120            6,680            11,684
              INTEREST AND CUMULATIVE EFFECT OF CHANGE IN
              ACCOUNTING PRINCIPLE
PROVISION FOR INCOME TAX (NOTE 11)                                           400              457             1,910
---------------------------------------------------------------------------------------------------------------------
           INCOME BEFORE MINORITY INTEREST AND CUMULATIVE                  4,720            6,223             9,774
              EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
MINORITY INTEREST                                                            157              337               931
---------------------------------------------------------------------------------------------------------------------
           INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN                    4,563            5,886             8,843
              ACCOUNTING PRINCIPLE
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE -                          -                -               974
   WRITE-OFF OF ORGANIZATION COSTS (NOTE 1 and 19)
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                 4,563            5,886             7,869
OTHER COMPREHENSIVE INCOME (LOSS), FOREIGN CURRENCY                           39               59               (33)
    TRANSLATION ADJUSTMENTS
---------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                    $  4,602         $  5,945          $  7,836
=====================================================================================================================
NET INCOME PER COMMON SHARE (NOTE 14):
   Before cumulative effect of change in accounting principle:
        Basic                                                           $   .76          $   .97           $  1.21
        Diluted                                                             .76              .97              1.17
   After cumulative effect of change in accounting principle:
        Basic                                                           $   .76          $   .97           $  1.07
        Diluted                                                             .76              .97              1.04
=====================================================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (NOTE 14):
      Basic                                                                6,042            6,042             7,321
      Diluted                                                              6,042            6,132             7,648
=====================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                       (US DOLLARS IN THOUSANDS)

Years ended December 31, 1996, 1997 and 1998
---------------------------------------------------------------------------------------------------------------------
                                                                Additional   Retained    Accumulated        Total
                                                                  paid-in    earnings       other       shareholders'
                                                                  capital               comprehensive      equity
                                                                                           income -
                                                                                           foreign
                                                                                           currency
                                                                                         translation
                                                                                         adjustments
                                             Common stock
                                          Shares      Amount
---------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                      -     $     -   $  5,142     $  6,601         $ 308         $12,051
Contribution of capital                         -           -        107            -             -             107
Foreign currency translation                    -           -          -            -            39              39
   adjustments
Net income                                      -           -          -        4,563             -           4,563
---------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                      -           -      5,249       11,164           347          16,760
Contribution of capital (Notes 10               -           -      7,476            -             -           7,476
   and 16)
Reorganization-March 1997 (Note 1)      6,041,573          60        (60)           -             -               -
Foreign currency translation                    -           -          -            -            59              59
   adjustments
Net income                                      -           -          -        5,886             -           5,886
---------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997              6,041,573          60     12,665       17,050           406          30,181
Issuance of shares for consulting           7,500           -         33            -             -              33
   services (Note 12)
Issuance of shares for liquidated          17,268           1        163            -             -             164
   damages under financing agreement
   (Note 9(a))
Issuance of shares with respect to      1,324,345          13      4,227            -             -           4,240
   conversion of promissory notes
   (Note 9(b))
Issuance of shares in connection          206,250           2        673            -             -             675
   with private placement during May
   1998, net of issuance costs
   (Note 13(a))
Issuance of shares in connection          609,523           6      1,434            -             -           1,440
   with private placement during
   December 1998, net of issuance
   costs (Note 13(b))
Conversion of debt to equity            2,228,571          22      3,878            -             -           3,900
   (Note 13(c))
Receipt of promissory note from                 -           -        312            -             -             312
   minority shareholder (Note 13(d))
Foreign currency translation                    -           -          -            -           (33)            (33)
   adjustments
Net income                                      -           -          -        7,869             -           7,869
---------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998             10,435,030        $104    $23,385      $24,919         $ 373         $48,781
=====================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (US DOLLARS IN THOUSANDS)
                                                                       (NOTE 16)

Year ended December 31,                                                         1996            1997            1998
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $ 4,563        $  5,886       $   7,869
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization of property, equipment and               1,884           2,617           3,967
           revenue-earning equipment
        Amortization of taxi licenses                                            264             266             267
        Minority interest                                                        244             703           1,352
        Amortization and write off of organization costs                          35              50             974
        Deferred income tax                                                       56              27             145
        Exchange adjustment                                                      (18)            (10)             15
        Loss on disposal of fixed assets                                           -               -             275
        Changes in assets and liabilities:
           (Increase) decrease in trade and other receivables                   (428)           (204)            375
           (Increase) decrease in inventories                                    (29)            (68)             58
           (Decrease) increase in trade and other payables                      (200)          2,669             679
           Increase in accrued expenses                                           17             459           1,560
           Increase in income tax payable                                        361             391           1,768
           (Decrease) increase in deferred income                               (764)            830              18
--------------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                        5,985          13,616          19,322
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property, equipment and revenue-earning equipment             (608)         (1,489)         (2,028)
   Proceeds from sale of property, equipment and revenue-earning                  94               -               -
      equipment
   Organization costs                                                            (51)           (735)           (127)
   Prepayment for acquisition of revenue-earning equipment                         -               -         (15,704)
--------------------------------------------------------------------------------------------------------------------
              NET CASH USED IN INVESTING ACTIVITIES                             (565)         (2,224)        (17,859)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing on bank loans                                                       200             605               -
   Repayments of bank loans                                                        -            (926)         (1,169)
   Repayments of amount due to affiliates                                     (5,210)        (11,565)         (2,457)
   Amount due from (to) minority shareholder                                      20            (362)              -
   Proceeds from notes payable                                                     -           4,320               -
   Proceeds from issuance of common stock, net                                     -               -           2,350
--------------------------------------------------------------------------------------------------------------------
              NET CASH USED IN FINANCING ACTIVITIES                           (4,990)         (7,928)         (1,276)
--------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                        430           3,464             187
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   829           1,259           4,723
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 1,259       $   4,723       $   4,910
=====================================================================================================================

See accompanying notes to consolidated financial statements.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1. ORGANIZATION AND                   Basis of Presentation and Reorganization
   SUMMARY OF SIGNIFICANT
   ACCOUNTING POLICIES

                                      On January 25, 1998, the controlling
                                      shareholder of Dawson Science Corporation
                                      ("Dawson") formed a new Delaware
                                      corporation, Integrated Transportation
                                      Network Group Inc. ("ITN" or the
                                      "Company"). Subsequently, that controlling shareholder contributed all the outstanding shares in ITN to Dawson. Dawson caused this new wholly-owned subsidiary to acquire the assets and disclosed liabilities of Dawson, including all the equity in Dawson's 92%-owned Chinese subsidiary, Shenzhen Jinzhenghua Transport Industrial Development Co. Ltd. ("Jinzhenghua Transport" or
                                      "Jinzhenghua"). Upon the effectiveness on
                                      June 29, 1998 of a registration statement filed with the Securities and Exchange Commission, Dawson effected a plan of reorganization, and the shares of ITN were distributed pro rata to the common shareholders of Dawson. In the distribution, each holder of record of shares of Dawson common stock at the close of business on June 30, 1998 received, for each four shares of Dawson common stock, one share of the Company's common stock. The accompanying consolidated financial statements give effect to this reorganization as if it had occurred as of the earliest date reported and all references to the number of shares outstanding and per share amounts have been restated for all periods to reflect this.

                                      Reverse Acquisition

                                      On March 19, 1997, Dawson exchanged
                                      10,000,000 shares of its common stock and 2,100,000 shares of its convertible preferred stock (which was converted into 10,500,000 shares of common stock on June 29, 1998) for 92% of the equity of Jinzhenghua Transport (the "Exchange").

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                      The Jinzhenghua Transport acquisition and the exchange of common stock with the former Jinzhenghua Transport shareholders resulted in those former shareholders obtaining a majority voting interest in Dawson. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquiror for accounting purposes. As a consequence, the Jinzhenghua Transport acquisition has been accounted for as a "reverse acquisition" for financial reporting purposes and Jinzhenghua Transport is deemed to have acquired a 92% interest in Dawson, as of the date of the acquisition. The reverse acquisition process utilizes the capital structure of Dawson and the assets and liabilities of Jinzhenghua Transport are recorded at predecessor cost.

                                      Jinzhenghua Transport is the continuing
                                      operating entity for financial reporting purposes, and the financial statements prior to March 19, 1997 represent Jinzhenghua Transport's financial position and results of operations. The assets, liabilities and results of operations of Dawson are included as of March 19, 1997. General and administrative expenses of $822 and $1,412, interest expense of $112 and $200 and provision for class action lawsuit of $-0- and $1,500 were incurred in the United States during the nine and one-half months ended December 31, 1997 and the year ended December 31, 1998, respectively. Although Jinzhenghua
                                      Transport is deemed to be the acquiring
                                      corporation for financial accounting and reporting purposes, the legal status of Dawson as the surviving corporation did not change.

                                      Reorganization of Jinzhenghua Transport

                                      Jinzhenghua Transport was registered as a privately owned limited liability company under the laws of the People's Republic of China ("PRC") on December 26, 1994. During March 1997, Jinzhenghua Transport was reorganized by combining with the majority of equity interests of seven subsidiaries of Shenzhen Transport Zhenghua Group Co. Ltd. ("Zhenghua"), which was owned by substantially the same owners of Jinzhenghua Transport. The seven subsidiaries are as follows:

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                     Subsidiary                                      Industry             Jinzhenghua's
                                                                                                         equity interest
                                     ------------------------------------------------------------------------------------
                                     Shenzhen Aorun Taxi Co. Ltd.                  Taxi leasing                   97%
                                     Shenzhen Guorun Taxi Co. Ltd.                 Taxi leasing                   95
                                     Shenzhen Anrun Taxi Co. Ltd.                  Taxi leasing                   97
                                     Shenzhen Yunhua Taxi Co. Ltd.                 Taxi leasing                   97
                                     Shimen Zhenghua Taxi Co. Ltd.                 Taxi leasing                   98
                                     Shenzhen Junpeng Auto Repair Plant Co. Ltd.   Auto repair                   100
                                     Shimen Yindu Hotel Co. Ltd.                   Hotel                          56
                                     ====================================================================================

                                      Subsequent to the aforementioned
                                      reorganization, Jinzhenghua Transport has established new subsidiaries as follows:

                                     Subsidiary                                   Industry           Jinzhenghua's
                                                                                                    equity interest
                                     --------------------------------------------------------------------------------
                                     Guangzhou Jinzhenghua Transportation        Car rental                   98%
                                       Co. Ltd.
                                     Jiangxi Gannan Jinzhenghua                  Car rental                   70
                                       Transportation Co. Ltd
                                     Yueyang Jinzhenghua Transportation Co.      Car rental                   90
                                       Ltd.
                                     Shaanxi Jinzhenghua Transportation Co.      Car rental                  100
                                       Ltd.
                                     Nanchang Jinzhenghua Transportation Co.     Car rental                   98
                                       Ltd.
                                     Jiangsu Jinzhenghua Automobile Lease Co.    Car rental                  100
                                     Hunan Jinzhenghua Automobile Lease Co.      Car rental                   75
                                       Ltd.
                                     Henan Jinzhenghua Automobile Lease Co.      Car rental                   51
                                       Ltd.
                                     Changde Jinzhenghua Automobile Lease        Car rental                   75
                                       Co. Ltd.
                                     Guangxi Jinzhenghua Automobile Lease        Car rental                   80
                                       Co. Ltd.
                                     ================================================================================

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                      Businesses

                                      The Company mainly conducts taxi leasing, car rental, and auto repair businesses in the PRC and has a hotel under construction which is located in the Hunan Province, PRC.

                                      Basis of Accounting

                                      The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

                                      Principles of Consolidation

                                      The consolidated financial statements
                                      include the accounts of the Company and
                                      its subsidiaries. All material
                                      intercompany transactions have been
                                      eliminated. The consolidated financial
                                      statements are presented in U.S. dollars.

                                      Foreign Currency Translation and
                                      Transactions

                                      The Company's foreign subsidiaries use
                                      Renminbi yuan ("RMB"), as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of shareholders' equity as "Accumulated other comprehensive income - foreign currency translation adjustments". Gains and losses resulting from foreign currency transactions are included in other income (expense).

                                      Revenue Recognition

                                      Taxi leasing and car rental revenue is
                                      recognized when rents (net of business
                                      tax) are due. Nonrefundable deposit
                                      revenue is deferred and recognized on a
                                      straight-line basis over the term of the relevant taxi lease. Revenue from car repair services is recognized when services are rendered.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                      Inventories

                                      Inventories, which consist primarily of
                                      transportation equipment spare parts and consumable stores, are stated at the lower of cost (first-in, first-out method) or market.

                                      Revenue Earning Equipment, Property and
                                      Equipment, and Depreciation

                                      Revenue earning equipment, property and
                                      equipment are stated at cost. Depreciation is computed by utilizing the straight-line method over the estimated useful lives of the assets as follows:

                                                                                                 Estimated useful
                                                                                                  life (in years)
                                     --------------------------------------------------------------------------------
                                     Revenue - earning equipment:
                                        Taxi vehicles and rental cars                                    6-8
                                        Repair shop equipment                                            5-10
                                     Property and equipment:
                                        Land usage rights                                                  40
                                        Furniture and fixtures                                           5-10
                                        Transportation equipment                                         6-10
                                        Other equipment                                                  5-10
                                     ================================================================================

                                      Maintenance, repairs and minor renewals
                                      are charged directly to expense as
                                      incurred. Additions and betterments to
                                      property and equipment are capitalized.
                                      When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in operations.

                                      Taxi Licenses

                                      Taxi licenses are stated at cost.
                                      Amortization is computed utilizing the
                                      straight-line method over the taxi license term of 50 years.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                      Organization Costs

                                      Organization costs represent costs
                                      incurred in connection with the setting up of the Company and its subsidiaries in order to operate on a commercial basis. The Company has been capitalizing such costs and they were being amortized over a period of five years from the date of commencement of commercial operation.

                                      During the year ended December 31, 1998, the Company adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5") which requires that costs of start-up activities, including organization costs, be expensed as incurred. In accordance with SOP 98-5, the unamortized balance of capitalized organization costs of $847 at January 1, 1998 and additional organization costs of $127 incurred during 1998 were charged to expense as the cumulative effect of a change in accounting principle. The effect of this change in accounting principle was to decrease net income for the year ended December 31, 1998 by $974.

                                      Income Taxes

                                      The Company accounts for income taxes
                                      using the liability method, which requires an entity to recognize deferred tax liabilities and assets. Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

                                      The Company does not provide taxes on
                                      unremitted earnings of its Chinese
                                      subsidiaries since the Company's intention is to reinvest these earnings. Jinzhenghua has unremitted retained earnings at December 31, 1998 of $28,965.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                      Deferred Revenue

                                      Deferred revenue, which represents the
                                      non-utilized portion of non-refundable
                                      deposit revenue collected from contractual taxi drivers, is recognized as revenue over unexpired taxi lease terms.

                                      Net Income Per Common Share

                                      In 1997, the Financial Accounting
                                      Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All net income per share amounts for all periods have been presented and, where appropriate, restated to conform to SFAS No. 128 requirements.

                                      Use of Estimates

                                      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated allowance for doubtful accounts receivable, and the deferred tax asset valuation allowance. Actual results could differ from those estimates and other estimates.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                      Fair Value of Financial Instruments

                                      The carrying amounts of certain financial instruments, including cash, trade receivables and trade and other payables approximate fair value as of December 31, 1997 and 1998 because of the relatively short-term maturity of these instruments. The carrying value of notes payable approximates fair value as of December 31, 1997 and 1998 based upon the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. Fair value of the amounts due to or from affiliates cannot be readily determined because of the nature of the terms.

                                      Accounting for Stock-Based Compensation

                                      In connection with its adoption of SFAS
                                      No. 123, "Accounting for Stock-Based
                                      Compensation", the Company will adopt the intrinsic value method of accounting for employee stock options, and disclose the pro forma impact on net income and earnings per share as if the fair value-based method had been applied. Through December 31, 1998, no such stock options had been granted. For equity instruments, including stock options issued to non-employees, including directors, the fair value of the equity instruments issued or the fair value of the consideration received, whichever is more readily determinable, is used to determine the value of services or goods received and the corresponding charge to operations.

                                      Comprehensive Income

                                      As of January 1, 1998, the Company adopted
                                      SFAS No. 130 ("Reporting Comprehensive
                                      Income"). The adoption of this statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income is comprised of net income and all changes to shareholders' equity, except those due to investments by owners (changes in paid-in capital) and distributions to owners (dividends).

                                      SFAS No. 130 requires foreign currency
                                      translation adjustments which, prior to
                                      adoption, were reported separately in
                                      shareholders' equity, to be included in
                                      other comprehensive income. Amounts for
                                      all periods have been presented and, where appropriate, reclassified to conform to SFAS No. 130 requirements.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                      Segment Information

                                      On January 1, 1998, the Company adopted
                                      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting Segments of a Business Enterprise", and establishes standards for the way that public enterprises report information about operating segments in financial statements. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                                      New Accounting Standards Not Yet Adopted

                                      In February 1998, SFAS No. 132,
                                      "Employer's Disclosures about Pensions and
                                      Other Postretirement Benefits" amended the disclosure requirements for pensions and other postretirement benefits. The Company does not expect the adoption to have significant change on the Company's financial statement disclosures.

                                      In June 1998, the FASB issued SFAS No.
                                      133, "Accounting for Derivative
                                      Instruments and Hedging Activities". SFAS
                                      No. 133 requires companies to recognize
                                      all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                      Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.



2. PROPERTY AND
   EQUIPMENT

                                     Property and equipment consists of:
                                     December 31,                                            1997             1998
                                     --------------------------------------------------------------------------------
                                     Land usage rights                                    $   362          $   362
                                     Furniture and fixtures                                    11                3
                                     Transportation equipment                               1,324            1,088
                                     Other equipment                                          488              579
                                     --------------------------------------------------------------------------------
                                                                                            2,185            2,032
                                     Less:  Accumulated depreciation and                     (822)            (896)
                                               amortization
                                     --------------------------------------------------------------------------------
                                                                                          $ 1,363          $ 1,136
                                     ================================================================================

                                      Depreciation and amortization charged to operations was $128, $443 and $250 in 1996, 1997 and 1998, respectively.


3. REVENUE-EARNING
   EQUIPMENT

                                     Revenue-earning equipment consists of:
                                     December 31,                                             1997             1998
                                     --------------------------------------------------------------------------------
                                     Taxi vehicles                                         $14,570          $14,824
                                     Rental cars                                            24,067           24,230
                                     Repair shop equipment                                     200              206
                                     --------------------------------------------------------------------------------
                                                                                            38,837           39,260
                                     Less:  Accumulated depreciation                        (7,349)          (9,881)
                                     --------------------------------------------------------------------------------
                                                                                           $31,488          $29,379
                                     ================================================================================

                                      Depreciation charged to operations was
                                      $1,756, $2,174 and $3,717 in 1996, 1997
                                      and 1998, respectively.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


4. TAXI LICENSES                      The Company has a total of 728 taxi
                                      licenses as of December 31, 1998, all of which were acquired through public auction. Taxi licenses consist of:

                                     December 31,                                            1997             1998
                                     --------------------------------------------------------------------------------
                                     Taxi licenses, at cost                               $13,381          $13,368
                                     Less:  Accumulated amortization                       (1,288)          (1,554)
                                     --------------------------------------------------------------------------------
                                                                                          $12,093          $11,814
                                     ================================================================================

                                      Amortization charged to operations was
                                      $264, $266 and $267 in 1996, 1997 and
                                      1998, respectively.


5. CONSTRUCTION-IN-PROGRESS           Construction-in-progress represents a
                                      hotel project located in the Hunan
                                      Province, PRC. The construction work of
                                      the hotel has been temporarily suspended.
                                      Management considers that the construction work will be continued in the near future and no provision for loss as a result of such suspension is anticipated. The construction-in-progress is stated at cost. All direct costs relating to the construction of the hotel are capitalized as long-term assets. No interest has been capitalized.


6. PREPAYMENTS AND OTHER              Prepayments and other assets includes
   ASSETS                             deposits paid totaling $11,476 for the
                                      acquisition of 3,000 automobiles
                                      for car rental purposes (Note 12) and
                                      $4,228 for the acquisition of 300 cars for taxi replacement purposes.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


7. OTHER PAYABLES

                                    December 31,                                           1997               1998
                                    ----------------------------------------------------------------------------------
                                    Deposit from rental car customers                   $   332            $   435
                                    Deposits from taxi drivers                            1,042              1,420
                                    Taxi car maintenance fund                               273                188
                                    Due to Traffic Authority                                774                652
                                    Receipts in advance from taxi drivers                   436              1,726
                                    Other, including car suppliers,                         665                739
                                      value-added tax and insurance
                                    ----------------------------------------------------------------------------------
                                                                                        $ 3,522            $ 5,160
                                    ==================================================================================

8. BANK LOANS                         The Company obtained various lines of
                                      credit from creditworthy commercial banks in China to finance its operations. These loans were secured by certain of the Company's assets. All the lending banks are Chinese. Except for $200 of US dollar loans at December 31, 1997, all loans are denominated in RMB. Bank loans consist of the following:

                                     December 31, 1997
                                     --------------------------------------------------------------------------------
                                       Principal     Interest rate       Maturity                Collateral
                                     --------------------------------------------------------------------------------
                                         $   200          16.2%              4/98       Properties of affiliates
                                             605          18.0               3/99       50 taxi vehicles
                                           2,971          15.1               3/99       150 taxi vehicles and 100
                                                                                           taxi licenses
                                     --------------------------------------------------------------------------------
                                         $ 3,776
                                     ================================================================================

                                     December 31, 1998
                                     --------------------------------------------------------------------------------
                                       Principal     Interest rate       Maturity                Collateral
                                     --------------------------------------------------------------------------------
                                        $2,402            15.1%              4/00       150 taxi vehicles and 100
                                                                                           taxi licenses
                                     ================================================================================

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


9. NOTES PAYABLE                      Notes payable consist of the following:

                                     December 31, 1997
                                     --------------------------------------------------------------------------------
                                       Principal      Interest rate             Maturity            Collateral
                                     --------------------------------------------------------------------------------
                                        $  320             8.0%                  4/02/98            (a)
                                           500            12.0                   3/18/98            (b)
                                         1,500            12.0                   3/29/98            (b)
                                         2,000            12.0                   5/02/98            (b)
                                     --------------------------------------------------------------------------------
                                        $4,320
                                     ================================================================================

                                     December 31, 1998
                                     --------------------------------------------------------------------------------
                                       Principal      Interest rate             Maturity               Collateral
                                     --------------------------------------------------------------------------------
                                         $320               8.0%            4/02/98 (in default)       (a)
                                     ================================================================================

                                      (a)     On July 3, 1997, the Company
                                              entered into a financing agreement
                                              which provides for borrowings of
                                              up to $1,000. Advances are payable
                                              monthly. The loan is
                                              collateralized by the Company's
                                              inventory, equipment and
                                              machinery, existing or acquired.
                                              The balance outstanding at
                                              December 31, 1997 and December 31,
                                              1998 was $320. The note was due
                                              April 2, 1998 and is in default.

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

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                      (b)     On September 19, September 30 and
                                              November 3, 1997, the Company
                                              issued convertible promissory
                                              notes to three entities. Interest
                                              accrued at 12% per annum and was
                                              payable monthly. At any time after
                                              the maturity date and prior to
                                              repayment of all amounts due, the
                                              notes, at the option of the
                                              holders, were convertible into
                                              shares of the Company's common
                                              stock equal to an amount
                                              determined by formula, as defined,
                                              in the agreement. The notes were
                                              collateralized by 1,000,000 shares
                                              of common stock pledged personally
                                              by a principal shareholder. On
                                              March 31, 1998, upon default under
                                              these notes due to non-payment of
                                              interest and principal, the
                                              holders opted to convert such debt
                                              ($4,000) and accrued interest
                                              ($240) into shares of the
                                              Company's common stock.
                                              Accordingly, under the terms of
                                              the three agreements, 1,324,345
                                              shares of common stock were issued
                                              in settlement of such obligations.

10. RELATED PARTY                     (a)     The amount due to minority
    TRANSACTIONS                              shareholders represents the net
                                              balance due to two minority
                                              shareholders.

                                              The amount due to a minority
                                              shareholder of the hotel project
                                              was $381 as of December 31, 1997
                                              and 1998, as the minority
                                              shareholder contributed excessive
                                              amounts over its necessary share
                                              of contributed capital in the form
                                              of land usage rights. The amount
                                              did not bear any interest and also
                                              did not have clearly defined terms
                                              of repayment. In late 1997, the
                                              Company advanced $362 to a
                                              minority shareholder in Jiangxi
                                              Gannan Transportation Co. Ltd. The
                                              advance does not bear any interest
                                              and did not clearly specify terms
                                              of repayment.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                      (b)     The Company, from time to time,
                                              receives funding from or provides
                                              funding to Zhenghua (see Note 12).
                                              All advances are noninterest
                                              bearing and are without stated
                                              terms of repayment. The following
                                              is a summary of the balance of the
                                              amounts due to Zhenghua:

                                            December 31,                                         1997          1998
                                            -------------------------------------------------------------------------
                                            Beginning balance                               $   2,150       $ 6,220
                                            Acquisition of revenue earning equipment           24,067             -
                                            Acquisition of taxi licenses                          115             -
                                            Exchange difference                                     8            (8)
                                            Construction costs, hotel                            (455)          (56)
                                            Repayments of advances                            (11,565)       (2,220)
                                            Expenses paid on behalf of Zhenghua (net)            (624)            -
                                            Transferred to additional paid-in capital          (7,476)            -
                                            Property and equipment transferred to                   -           (87)
                                              Zhenghua
                                            Conversion of debt to equity (Note 13(c))               -        (3,900)
                                            Bank loan undertaken by Zhenghua                        -           200
                                            -------------------------------------------------------------------------
                                            Ending balance                                  $   6,220      $    149
                                            =========================================================================

                                      (c)     Other assets include advances to
                                              directors, Mr. Peng Jun and Ms. Wu
                                              Qi Mei, in the amount of $188 at
                                              December 31, 1998. All advances do
                                              not bear interest and do not have
                                              any clearly defined terms of
                                              repayment. A $312 promissory note
                                              from a minority shareholder (Note
                                              13(d)) is also included in other
                                              assets.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


11. INCOME TAXES                      The standard enterprise income tax rate in
                                      China is 33% of which 30% is attributed to central government and 3% to provincial government. Enterprises in Shenzhen, a
                                      Special Economic Zone, receive a special income tax incentive program in which they are charged a lower income tax rate of 15% in accordance with Shenzhen municipal government regulations. In addition, enterprises in the transportation service industry in Shenzhen enjoy another special income tax incentive program composed of a 100% income tax credit for the first year and a 50% income tax credit for the next two years starting from the first profit taking year. Certain other provincial governments have also stipulated similar incentive programs. The Company's subsidiaries are in different stages of enjoying the aforementioned types of income tax incentive programs.
                                      Accordingly, the provision for income
                                      taxes consists of the following:

                                     December 31,                              1996            1997            1998
                                     --------------------------------------------------------------------------------
                                     Current income taxes                      $344            $430          $1,765
                                     Deferred income taxes                       56              27             145
                                     --------------------------------------------------------------------------------
                                                                               $400            $457          $1,910
                                     ================================================================================

                                      As a result of implementing these income tax incentive programs, the effective income tax rate for the Company is different from the standard income tax rate. The following reconciliation shows the differences between the effective and standard rates.

                                     December 31,                           1996            1997            1998
                                     --------------------------------------------------------------------------------
                                     Standard income tax rate                 33%             33%             33%
                                     Result of income tax incentive          (24)            (26)            (20)
                                       programs
                                     Other                                    (1)              -               -
                                     --------------------------------------------------------------------------------
                                     Effective income tax rate                 8%              7%             13%
                                     ================================================================================

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                      The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the net deferred tax assets and liabilities and their approximate tax effects are as follows:

                                     December 31,                                         1997                1998
                                     --------------------------------------------------------------------------------
                                     Bad debt reserves                                   $  (8)            $     -
                                     Depreciation and amortization                         110                 247
                                     --------------------------------------------------------------------------------
                                                                                         $ 102             $   247
                                     ================================================================================

12. COMMITMENTS AND                   Lease Commitments
    CONTINGENCIES

                                      Minimum lease payments under operating
                                      leases with noncancelable lease terms in excess of one year are as follows:

                                     Year ended December 31,                                     Operating leases
                                     --------------------------------------------------------------------------------
                                     1999                                                                  $220
                                     2000                                                                   206
                                     2001                                                                   181
                                     2002                                                                   139
                                     2003                                                                    51
                                     Thereafter                                                              51
                                     --------------------------------------------------------------------------------
                                                                                                           $848
                                     ================================================================================

                                      Rent expense for the years ended December
                                      31, 1996, 1997 and 1998 was $104, $200 and
                                      $249, respectively.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                      Contractual Obligations

                                      The Company contracted with a building
                                      contractor in 1996 to construct the
                                      group's hotel in Hunan, PRC (see Note 5).
                                      The budgeted costs of the whole project
                                      are estimated to be $4,073. Through
                                      December 31, 1998, the Company has made
                                      hotel-related expenditures of $2,263. Due to financial constraints, the Company has suspended construction of the hotel project. The Company intends to resume construction of the hotel as soon as it has sufficient capital to do so.

                                      The Company has contracted with a car
                                      manufacturing company in early 1998 to
                                      acquire 3,000 cars for car rental business purposes. The contracted amount for such agreement was $47,475 and the outstanding commitment was $35,999 after deduction of deposits paid of $11,476 (see Note 6). As of December 31, 1998, the car purchase agreement had not been fulfilled by the Company by asking for a delivery of cars. Subsequent to the year-end, the Company has agreed with the car supplier to extend the execution of the contract to September 30, 1999. In case of a non-fulfillment of the contract within the extended period, the Company may be subject to a penalty, up to a maximum of $1,812.

                                      The Company has contracted with a building developer for the acquisition of villa houses located in Shenzhen, PRC for $2,114. The outstanding commitment at December 31, 1998 is $181 after deducting a deposit paid of $1,933.

                                      Legal Matters

                                      In early 1998, the United States
                                      Securities and Exchange Commission,
                                      commenced an informal inquiry relating to public disclosures in 1997 by Dawson. The public disclosures involved, among other things, press releases relating to the acquisition of Shenzhen Jinzhenghua Transport Industrial Development Co., Ltd., the value of Dawson's assets, Dawson's financial prospects and Dawson's anticipated revenues and earnings (collectively, the "Public Disclosures").

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                      In August 1998, a stockholder of the
                                      Company filed a class action complaint in the United States District Court for the Southern District of New York naming the Company, Dawson, and their respective executive officers and directors as defendants. The complaint alleges that the Public Disclosures omitted or misrepresented material facts. The plaintiff seeks unspecified damages on behalf of himself and all other persons who purchased shares of Dawson's common stock between March 25, 1997 and December 30, 1997, together with interest and costs, including attorney fees, under section 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10(b)(5) thereunder.

                                      The Company currently is engaged in
                                      settlement discussions with respect to the class action referred to above. Based on these discussions, the Company has established a $1,500 liability with respect to the class action. There can be no assurance, however, that the settlement discussions will result in a final settlement, or that the liability of a final settlement will be limited to $1,500. If these settlement discussions are not the basis for a final settlement, the liability with respect to the class action could materially exceed this amount.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                      Capital Investment Obligation

                                      Pursuant to Jinzhenghua Transport's
                                      organizational documents, the Company and the minority owners of Jinzhenghua Transport are obligated to contribute $9,200 and $800, respectively, to the capital of Jinzhenghua Transport. In particular, the Company was obligated to make its capital contribution to Jinzhenghua Transport in two equal installments of $4,600, the first of which was due October 30, 1998 and the second of which will be due December 26, 1999. The minority owners were obligated to contribute $340 by October 30, 1998 and the balance by December 26, 1999. To date, the Company has contributed approximately $300 of its aggregate $9,200 obligation to the capital of Jinzhenghua Transport. Accordingly, the Company has not performed on its obligation to contribute $4,200 to Jinzhenghua Transport by October 30, 1998. The minority owners also did not perform on their obligations to contribute the aggregate of $340 by October 30, 1998. The Company and the minority owners may amend the organizational documents of Jinzhenghua Transport to amend the contribution capital and extend the time for payment of the required capital contributions, subject to government approval. The Company believes this kind of approval is a regular process and approval can usually be obtained. The Company believes that it will be able to reach an agreement with the minority owners to amend the contribution capital and extend the time for payment, and that the relevant government authority will approve such extension of time. In April, 1999, subsequent to the due date (October 30, 1999) of the Company's required capital contribution of $4.6 million, the Company has passed the annual inspection conducted by the relevant

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                      Chinese licensing authority. This annual inspection forms part of annual renewal process of the business license which expires on December 26, 1999. If the Company is unable to obtain an extention of time that is approved by the government, Jinzhenghua transport's business license could be cancelled by the government, which would materially and adversely affect the Company.

                                      Consulting Agreements

                                      As described in Note 9(a), the Company
                                      entered into an agreement with a financial consultant to introduce prospective offshore investors. The Company agreed to pay a fee of 5% of the gross securities sold in addition to issuing 25 warrants to purchase shares of common stock of Dawson per $2,500 of financing secured to buy the Company's common stock for a period of five years from the closing date of the first sale at a strike price of 120% of the market price at the time of closing. The agreement has expired.

                                      On September 1, 1997, the Company entered into a consulting agreement with a financial institution to provide business development services for $12 monthly. Options to purchase 250,000 shares of the Company's common stock at an exercise price of $50.00 per share were also granted and expire on September 30, 2002. The agreement has been terminated; the options have not been canceled.

                                      On March 31, 1998, the Company issued
                                      7,500 shares to a consultant as
                                      consideration for provision of consulting services. The Company is presently negotiating an agreement with such consultant to provide consulting services for $9 monthly.

13. SHAREHOLDERS' EQUITY              (a)     During May 1998, the Company
                                              issued, for an aggregate of $750
                                              (less issuance costs of $75),
                                              206,250 shares of common stock and
                                              warrants to purchase an aggregate
                                              of 220,000 shares of common stock
                                              to certain private investors.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                      (b)     During December 1998, the Company
                                              issued, for an aggregate of $1,600
                                              (less issuance costs of $160),
                                              609,523 shares of common stock and
                                              warrants to purchase an aggregate
                                              of 500,000 shares of common stock
                                              to certain private investors.
                                              Additionally, as finder's
                                              compensation, the Company issued
                                              warrants to purchase an aggregate
                                              of 560,000 shares of common stock
                                              to an unrelated third parties.

                                      (c)     In December 1998, the Company
                                              issued 2,228,571 shares of common
                                              stock at $1.75 per share and
                                              warrants to purchase 334,286
                                              shares of common stock in
                                              cancellation of $3,900 of
                                              indebtedness of the Company's
                                              subsidiary, Jinzhenghua (Note
                                              10(b)).

                                      (d)     In connection with the
                                              cancellation of Jinzhenghua's
                                              indebtedness ((c) above), and in
                                              consideration of the benefit
                                              received by the minority owner of
                                              Jinzhenghua as a result of the
                                              issuance of common stock, the
                                              Company received a $312,000, 8%
                                              promissory note from the minority
                                              owner of Jinzhenghua.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


14. EARNINGS PER SHARE                The following table sets forth the
                                      computation of basic and diluted earnings per share:

                                     December 31,                                    1996        1997          1998
                                     ---------------------------------------------------------------------------------
                                     Numerator:
                                        Net income, numerator for basic          $  4,563    $  5,886      $  7,869
                                          earnings per share - income
                                          available to common shareholders
                                     Effect of diluted securities:                      -          63           108
                                       Interest on convertible debt after
                                       tax
                                     ---------------------------------------------------------------------------------
                                     Numerator for diluted earnings per          $  4,563    $  5,949      $  7,977
                                       share-income available to common
                                       shareholders
                                     =================================================================================
                                     Denominator:
                                        Denominator for basic earnings per          6,042       6,042         7,321
                                          share-weighted average shares
                                     Effect of diluted securities:
                                           Convertible debt                             -          90           327
                                     ---------------------------------------------------------------------------------
                                     Dilutive potential common shares:
                                        Denominator for dilutive earnings           6,042       6,132         7,648
                                          per share-adjusted weighted
                                          average shares
                                     =================================================================================
                                     Basic earnings per share                    $    .76    $   .97       $   1.07
                                     =================================================================================
                                     Diluted earnings per share                  $    .76    $   .97       $   1.04
                                     =================================================================================

15. FUTURE RENTAL INCOME              Rental income from taxi drivers under
                                      noncancelable taxi lease terms in excess of one year is as follows:

                                     Year ended December 31,
                                     --------------------------------------------------------------------------------
                                     1999                                                                   $13,666
                                     2000                                                                     5,409
                                     2001                                                                     3,686
                                     2002                                                                     2,057
                                     2003                                                                     1,033
                                     Thereafter                                                               3,867
                                     --------------------------------------------------------------------------------
                                                                                                            $29,718
                                     ================================================================================

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


16. STATEMENTS OF CASH FLOWS          Supplemental Disclosures of Cash Flow
                                      Information

                                     Year ended December 31,                    1996           1997           1998
                                     --------------------------------------------------------------------------------
                                     Cash paid for:
                                        Interest                                $604           $587           $675
                                        Taxes                                      -             39              -
                                     ================================================================================

                                      Supplemental Disclosures of Noncash
                                      Investing and Financing Activities

                                     December 31,                                 1996          1997          1998
                                     --------------------------------------------------------------------------------
                                     Acquisition of property and               $   361       $24,067        $    -
                                       equipment and revenue earning
                                       equipment from affiliates
                                     Acquisition of taxi licenses                    -           115             -
                                     Construction-in-progress financed by        2,302          (455)            -
                                       affiliates
                                     Additional paid-in capital                      -         7,476             -
                                       contributed by shareholder
                                     Disposal of hotel construction items            -             -            56
                                       to affiliates
                                     Disposal of property and equipment              -             -            87
                                       to affiliates
                                     Bank loan through related parties               -             -           200
                                     Issuance of shares for consulting               -             -           197
                                       services and liquidated damages
                                     Issuance of shares from conversion              -             -         4,240
                                       of debt and accrued interest
                                     Receipt of promissory note from                 -             -           312
                                       minority shareholder
                                     Issuance of shares from conversion              -             -         3,900
                                       of debt to Zhenghua
                                     ================================================================================

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


17. SEGMENT INFORMATION               The Company's operations are comprised of
                                      taxi, car rental, and auto repair
                                      businesses and a hotel project in
                                      Guangdong, Hunan and other provinces in
                                      PRC. The Company also maintains executive offices in New York City (USA) and
                                      Shenzhen (PRC). The industrial and
                                      geographical information regarding
                                      revenue, income before income tax,
                                      minority interest, and cumulative effect of change in accounting principle, total assets, addition of long-term assets, depreciation and amortization for the years ended December 31, 1996, 1997 and
                                      1998, are as follows:

                                      Industrial Segments

                                     Year ended December 31, 1996
                                     --------------------------------------------------------------------------------
                                                                   Taxi     Car       Car         Other      Total
                                                                            rental    repairs
                                     --------------------------------------------------------------------------------
                                     Revenue, net                 $  7,722  $    -     $1,489   $      -  $  9,211
                                     Income before provision         4,349       -        771          -     5,120
                                      for income tax, minority
                                      interest and cumulative
                                      effect of change in
                                      accounting principle
                                     Total assets as at             25,120       -        692      3,287    29,099
                                      December 31, 1996
                                     Additions of productive           141       -        463      2,667     3,271
                                      long-term assets
                                     Depreciation and                2,066       -         81          1     2,148
                                      amortization of property
                                      and equipment,
                                      revenue-earning
                                      equipment and
                                      amortization of taxi
                                      licenses
                                     ================================================================================

                                     Year ended December 31, 1997
                                     --------------------------------------------------------------------------------
                                                                   Taxi        Car       Car         Other    Total
                                                                               rental    repairs
                                     --------------------------------------------------------------------------------
                                     Revenue, net                   $8,425     $2,636    $1,477     $    -   $12,538
                                     Income before provision         5,161      1,814       639       (934)    6,680
                                      for income tax, minority
                                      interest and cumulative
                                      effect of change in
                                      accounting principle
                                     Total assets as at             27,630     24,772       791      2,761    55,954
                                      December 31, 1997
                                     Additions of productive         1,580     24,085         4          -    25,669
                                      long-term assets
                                     Depreciation and                2,370        434        78          1     2,883
                                      amortization of property
                                      and equipment,
                                      revenue-earning
                                      equipment and
                                      amortization of taxi
                                      licenses
                                     ================================================================================

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     Year ended December 31, 1998
                                     --------------------------------------------------------------------------------
                                                                   Taxi      Car        Car         Other    Total
                                                                             rental     repairs
                                     --------------------------------------------------------------------------------
                                     Revenue, net                $  8,318    $12,600    $1,425   $      -   $22,343
                                     Income before provision        5,058      9,274       464     (3,112)   11,684
                                      for income tax, minority
                                      interest and cumulative
                                      effect of change in
                                      accounting principle
                                     Total assets as at            25,621     38,727       691      3,618    68,657
                                      December 31, 1998
                                     Additions of productive        1,834        184         8          -     2,026
                                      long-term assets
                                     Depreciation and               2,068      2,087        78          1     4,234
                                      amortization of property
                                      and equipment,
                                      revenue-earning
                                      equipment and
                                      amortization of taxi
                                      licenses
                                     ================================================================================

                                       Geographical Segments

                                     Year ended December 31, 1996
                                     --------------------------------------------------------------------------------
                                                               Guangdong       Hunan         Others        Total
                                     --------------------------------------------------------------------------------
                                     Revenue, net              $  7,983        $1,228            $-      $  9,211
                                     Income before                4,553           567             -         5,120
                                       provision for income
                                       tax, minority
                                       interest and
                                       cumulative effect of
                                       change in accounting
                                       principle
                                     Total assets                22,671         6,428             -        29,099
                                     ================================================================================

                                     Year ended December 31, 1997
                                     --------------------------------------------------------------------------------
                                                               Guangdong       Hunan         Others        Total
                                     --------------------------------------------------------------------------------
                                     Revenue, net              $  9,525      $  1,344      $  1,669       $12,538
                                     Income before                5,858           647           175         6,680
                                       provision for income
                                       tax, minority
                                       interest and
                                       cumulative effect of
                                       change in accounting
                                       principle
                                     Total assets                28,590        14,436        12,928        55,954
                                     ================================================================================

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                     Year ended December 31, 1998
                                     --------------------------------------------------------------------------------
                                                               Guangdong       Hunan         Others        Total
                                     --------------------------------------------------------------------------------
                                     Revenue, net               $12,329      $  2,136      $  7,878       $22,343
                                     Income before                7,133         1,235         3,316        11,684
                                       provision for income
                                       tax, minority
                                       interest and
                                       cumulative effect of
                                       change in accounting
                                       principle
                                     Total assets                42,985        12,879        12,793        68,657
                                     ================================================================================

18. SUBSEQUENT EVENTS                  On January 1, 1999, the Company adopted a
                                       stock option plan and reserved for
                                       issuance 2,500,000 shares of common
                                       stock. As of that date, the Company
                                       granted options to purchase an aggregate
                                       2,210,000 shares of common stock to
                                       certain of the Company's officers and
                                       directors. The options have an exercise
                                       price of $2.00 per share, which was above the quoted price of the common stock as reported on the National Association of Securities Dealers, Inc.'s OTC Bulletin
                                       Board at the time of grant.

                                       During January 1999, the Company issued
                                       152,381 shares of common stock to a
                                       private investor for an aggregate of $400
                                       (less issuance costs of $40).
                                       Additionally, the Company issued warrants to purchase an aggregate of 240,000 shares of common stock to an unrelated third party.

                                       On January 29, 1999, the Company issued
                                       warrants to purchase 3,000 shares of
                                       common stock to a business and financial consultant as consideration for consulting services.

                                       During February 1999, the Company issued
                                       5% notes convertible into shares of the
                                       Company's common stock at par value to a private investor for an aggregate of $2,000.

                                       During March 1999, the Company issued
                                       2,000,000 shares of common stock to
                                       private investors for an aggregate of
                                       $4,000.

                                       On March 12, 1999, the Company issued
                                       20,000 shares of common stock and
                                       warrants to purchase 30,000 shares of
                                       common stock to a financial consultant as consideration for consulting services.

                                       On March 25, 1999, the Company issued
                                       warrants to purchase 30,000 shares of
                                       common stock to a financial consultant as consideration for consulting services.


19. FOURTH QUARTER                     In the fourth quarter of 1998, the
    ADJUSTMENTS                        Company recorded the following
                                       significant adjustments:
                                          1. A $1,500 provision for a
                                             class action lawsuit (Note 12)
                                          2. Cumulative effect of a change
                                             in accounting principle (Note 1)
                                             of $974.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         Information concerning the Company's executive officers required by this Item is incorporated by reference to the text appearing under Part I, Item 1 - Business under the caption "Executive Officers". Information concerning the Company's directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 1999.


ITEM 11.  EXECUTIVE COMPENSATION

         Information required by this Item is incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item is incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item is incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

  (a) The following documents are filed as part of this report:

         (1)  Financial Statements

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheets as of December 31, 1998 and 1997.

         Consolidated Statements of Operations for each of the years ended December 31, 1998, 1997 and 1996.

         Consolidated Statements of Shareholders Equity for each of the years ended December 31, 1998, 1997 and 1996.

         Consolidated Statements of Cash Flows for each of the years ended December 31, 1998, 1997 and 1996.

         Notes to Consolidated Financial Statements

         (2)  Financial Statement Schedules

              Schedule 1--Condensed financial information of Registrant for the years ended December 31, 1998 and 1997.

                            INTEGRATED TRANSPORTATION
                               NETWORK GROUP, INC.
                                AND SUBSIDIARIES


                                                   FINANCIAL STATEMENT SCHEDULES
                                                        FORM 10-K - ITEM 14
                                     YEARS ENDED DECEMBER 31, 1997 AND 1998

                            INTEGRATED TRANSPORTATION
                                  NETWORK GROUP, INC.
                                     AND SUBSIDIARIES



                                                   FINANCIAL STATEMENT SCHEDULES
                                                             FORM 10-K - ITEM 14
                                          YEARS ENDED DECEMBER 31, 1997 AND 1998

                                   INTEGRATED TRANSPORTATION NETWORK GROUP, INC.
                                                                AND SUBSIDIARIES

                                                                           INDEX
        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                   67

        FINANCIAL STATEMENT SCHEDULE I:
           Condensed Financial Information of Registrant:
              Balance Sheets                                                 68
              Statements of Income                                           69
              Statements of Stockholders' Equity                             70
              Statements of Cash Flows                                       71
              Notes to Condensed Financial Statements                        72

        All other schedules have been omitted because they are inapplicable or not required or the information is included in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Integrated Transportation Network Group, Inc.
   and Subsidiaries
New York, New York

The audits referred to in our report dated April 12, 1999 relating to the consolidated financial statements of Integrated Transportation Network Group, Inc. and subsidiaries ("ITN"), which is contained in Item 8 of Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of ITN's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.





BDO International

Hong Kong

April 12, 1999

                                   INTEGRATED TRANSPORTATION NETWORK GROUP, INC.
                                                                AND SUBSIDIARIES
                                                                      SCHEDULE I
                                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                                  BALANCE SHEETS
                                                       (US DOLLARS IN THOUSANDS)

December 31,                                                                          1997                    1998
---------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                          $     8                 $   689
Property and equipment, net                                                              2                       2
Investment in and advances to subsidiaries                                          34,895                  50,275
Deposit                                                                                  2                       2
---------------------------------------------------------------------------------------------------------------------
                                                                                   $34,907                 $50,968
=====================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Notes payable                                                                   $ 4,320                 $   320
   Trade payables and accrued expenses                                                 406                   1,867
---------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                         4,726                   2,187
---------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 12 AND 13 TO THE CONSOLIDATED
   FINANCIAL STATEMENTS)
SHAREHOLDERS' EQUITY (NOTE 13 TO THE CONSOLIDATED FINANCIAL
   STATEMENTS):
      Common stock, $.01 par value - authorized 50,000,000 shares;                      60                     104
        issued and outstanding 6,041,573 shares at December 31, 1997 and 10,435,030 shares at December 31, 1998
      Additional paid-in capital                                                    12,665                  23,385
      Retained earnings                                                             17,050                  24,919
      Accumulated other comprehensive income - foreign currency                        406                     373
        translation adjustments
---------------------------------------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                                               30,181                  48,781
---------------------------------------------------------------------------------------------------------------------
                                                                                   $34,907                 $50,968
=====================================================================================================================

                       See accompanying notes to condensed financial statements.

                                   INTEGRATED TRANSPORTATION NETWORK GROUP, INC.
                                                                AND SUBSIDIARIES
                                                                      SCHEDULE I
                                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                            STATEMENTS OF INCOME
                                                       (US DOLLARS IN THOUSANDS)

Year ended December 31,                                                             1997                   1998
---------------------------------------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES                                               $ (822)               $(1,412)
OTHER INCOME (EXPENSE):
   Equity in net income of subsidiaries                                            6,820                 10,981
   Interest expense                                                                 (112)                  (200)
   Provision for class action lawsuit (see Note 12 to the                              -                 (1,500)
      consolidated financial statements)
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                         5,886                  7,869
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX - FOREIGN CURRENCY                      59                    (33)
   TRANSLATION ADJUSTMENTS
---------------------------------------------------------------------------------------------------------------------
      COMPREHENSIVE INCOME                                                        $5,945                $ 7,836
=====================================================================================================================
NET INCOME PER COMMON SHARE:
      Basic                                                                       $  .97                $  1.07
      Diluted                                                                        .97                   1.04
=====================================================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (SEE NOTE 14 TO THE CONSOLIDATED
   FINANCIAL STATEMENTS):
      Basic                                                                        6,042                  7,321
      Diluted                                                                      6,132                  7,648
=====================================================================================================================

                       See accompanying notes to condensed financial statements.

                                   INTEGRATED TRANSPORTATION NETWORK GROUP, INC.
                                                                AND SUBSIDIARIES
                                                                      SCHEDULE I
                                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                              STATEMENTS OF SHAREHOLDERS' EQUITY
                                                       (US DOLLARS IN THOUSANDS)


Years ended December 31, 1997 and 1998
---------------------------------------------------------------------------------------------------------------------
                                                               Additional               Accumulated        Total
                                                                                           other
                                                                                       comprehensive
                                                                                          income -
                                                                                          foreign
                                                                                          currency
                                            Common stock         paid-in    Retained    translation    shareholders'
                                                                 capital    earnings    adjustments       equity
                                         Shares      Amount
---------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1997                        -      $    -    $ 5,249      $11,164          $347         $16,760
Contribution of capital                         -           -      7,476            -             -           7,476
Reorganization-March 1997 (see          6,041,573          60        (60)           -             -               -
   Note 1 to the consolidated
   financial statements)
Foreign currency translation                    -           -          -            -            59              59
   adjustments
Net income                                      -           -          -        5,886             -           5,886
---------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997              6,041,573          60     12,665       17,050           406          30,181
Issuance of shares for consulting           7,500           -         33            -             -              33
   services
Issuance of shares for liquidated          17,268           1        163            -             -             164
   damages under financing agreement
Issuance of shares with respect to      1,324,345          13      4,227            -             -           4,240
   conversion of promissory notes
Issuance of shares in connection          206,250           2        673            -             -             675
   with private placement during May
   1998, net of issuance costs
Issuance of shares in connection          609,523           6      1,434            -             -           1,440
   with private placement during
   December 1998, net of issuance
   costs
Conversion of debt to equity            2,228,571          22      3,878            -             -           3,900
Receipt of promissory note from                 -           -        312            -             -             312
   minority shareholder
Foreign currency translation                    -           -          -            -           (33)            (33)
   adjustments
Net income                                      -           -          -        7,869             -           7,869
---------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998             10,435,030      $  104    $23,385      $24,919          $373         $48,781
=====================================================================================================================

                       See accompanying notes to condensed financial statements.

                                   INTEGRATED TRANSPORTATION NETWORK GROUP, INC.
                                                                AND SUBSIDIARIES
                                                                      SCHEDULE I
                                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF CASH FLOWS (US DOLLARS IN THOUSANDS)
                          (SEE NOTE 16 TO THE CONSOLIDATED FINANCIAL STATEMENTS)

Year ended December 31,                                                               1997                   1998
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $ 5,886              $   7,869
   Adjustments to reconcile net income to net cash used in operating activities:
        Equity in net income of subsidiaries                                        (6,820)               (10,981)
        Increase in deposits                                                            (2)                     -
        Increase in accounts payable and accrued expenses                              406                  1,461
---------------------------------------------------------------------------------------------------------------------
              NET CASH USED IN OPERATING ACTIVITIES                                   (530)                (1,651)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to subsidiaries                                                         (3,780)                   (18)
   Acquisition of property and equipment                                                (2)                     -
---------------------------------------------------------------------------------------------------------------------
              NET CASH USED IN INVESTING ACTIVITIES                                 (3,782)                   (18)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                -                  2,350
   Proceeds from notes payable                                                       4,320                      -
---------------------------------------------------------------------------------------------------------------------
              NET CASH  PROVIDED BY FINANCING ACTIVITIES                             4,320                  2,350
---------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                8                    681
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                             -                      8
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                             $     8              $     689
=====================================================================================================================

                       See accompanying notes to condensed financial statements.

                                   INTEGRATED TRANSPORTATION NETWORK GROUP, INC.
                                                                AND SUBSIDIARIES
                                                                      SCHEDULE I
                                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                       (US DOLLARS IN THOUSANDS)

1. STATEMENT OF ACCOUNTING
   POLICY The accompanying condensed financial statements have been prepared by Integrated Transportation Network Group, Inc. ("ITN") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. It is, therefore, suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto.


2. RESTRICTIONS ON
   DIVIDENDS                           ITN's subsidiary, Shenzhen Jinzhenghua
                                       Transport Industrial Development Co. Ltd.
                                       ("Jinzhenghua Transport"), conducts
                                       business in the People's Republic of
                                       China ("PRC") (see Note 1 to the
                                       consolidated financial statements).

                                       Under the laws of the PRC, there are
                                       certain restrictions on the ability of
                                       Jinzhenghua Transport to pay dividends to ITN. In order for Jinzhenghua Transport to pay dividends, ITN must contribute to the capital of Jinzhenghua Transport the remaining $8,900 it is obligated to pay under Jinzhenghua Transport's organizational documents. Jinzhenghua
                                       Transport must maintain its foreign
                                       currency transaction account, and it must obtain the foreign exchange necessary to pay the dividends. ITN has not yet contributed the required $8,900 in capital to Jinzhenghua Transport. ITN intends to contribute the remaining $8,900 to Jinzhenghua Transport prior to December 26, 1999.

                                       Accordingly, Jinzhenghua Transport's
                                       ability to pay dividends to ITN is
                                       currently restricted.

         (3)  Listing of Exhibits

         ------------------------------------------------------------------------------------------------------------------
         Exhibit No.       Description of Exhibit
         ------------------------------------------------------------------------------------------------------------------
         2.1(1)            Agreement and Plan of Reorganization.
         ------------------------------------------------------------------------------------------------------------------
         3.1(1)            Certificate of Incorporation of the Company, as Amended.
         ------------------------------------------------------------------------------------------------------------------
         3.2(1)            Bylaws of the Company.
         ------------------------------------------------------------------------------------------------------------------
         4.1*              Assignment of Indebtedness,  dated December 11, 1998 by Shenzhen  Zhenghua Group Co. Ltd. to Wu
                           Zhi Jian, New Century International S.R.L., Billy Yung and Chusa International Ltd.
         ------------------------------------------------------------------------------------------------------------------
         4.2*              Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Wu Zhi Jian.
         ------------------------------------------------------------------------------------------------------------------
         4.3*              Stock Purchase Warrant, dated December 11, 1998 in favor of Wu Zhi Jian.
         ------------------------------------------------------------------------------------------------------------------
         4.4*              Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and New Century International S.R.L.
         ------------------------------------------------------------------------------------------------------------------
         4.5*              Stock Purchase Warrant, dated December 11, 1998 in favor of New Century International S.R.L.
         ------------------------------------------------------------------------------------------------------------------
         4.6*              Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Chusa International Limited.
         ------------------------------------------------------------------------------------------------------------------
         4.7*              Stock Purchase Warrant, dated December 11, 1998 in favor of Chusa International Limited.
         ------------------------------------------------------------------------------------------------------------------
         4.8*              Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Yeung Shu Kin
         ------------------------------------------------------------------------------------------------------------------
         4.9*              Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Surewin International Limited.
         ------------------------------------------------------------------------------------------------------------------
         4.10*             Stock Purchase Warrant, dated December 11, 1998 in favor of Surewin International Limited.
         ------------------------------------------------------------------------------------------------------------------
         4.11*             Subscription  Agreement,  dated December 17, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Kwok Kee Billy Yung.
         ------------------------------------------------------------------------------------------------------------------
         4.12*             Stock Purchase Warrant, dated December 11, 1998 in favor of Kwok Kee Billy Yung.
         ------------------------------------------------------------------------------------------------------------------
         4.13*             Subscription  Agreement,  dated December 23, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Kwok Kee Billy Yung.
         ------------------------------------------------------------------------------------------------------------------
         10.1(1)           Letter of Agreement,  dated March 19, 1997 between Dawson Science Corporation and Shenzhen City
                           Zhenghua Traffic and Transportation Main Company, Ltd.
         ------------------------------------------------------------------------------------------------------------------
         10.2(1)           Letter  Agreement,  dated June 27, 1997 between Dawson Science  Corporation and Wharton Capital
                           Partners Ltd.
         ------------------------------------------------------------------------------------------------------------------
         10.3(1)           Consulting  Agreement,  dated February 11, 1998 between Dawson Science  Corporation  and R.I.P.
                           Consultants.
         ------------------------------------------------------------------------------------------------------------------
         10.4(1)           Contract for Chinese Foreign Equity Joint Venture, dated October 8, 1997 between Dawson Science
                           Corporation and Wu Qui Mei (Shenzhen Jinzhenghua Transport Industrial Development Co.
                           Ltd.).
         ------------------------------------------------------------------------------------------------------------------
         10.5(1)           Regulations  for Chinese  Foreign  Equity Joint  Venture,  dated October 8, 1997 between Dawson
                           Science Corporation and Shenzhen Jinzhenghua Transport Industrial Development Co. Ltd.
         ------------------------------------------------------------------------------------------------------------------
         10.6(1)           Business  Loan  and  Security  Agreement,   dated  November  3,  1997  between  Dawson  Science
                           Corporation and Yeung Ming-Sum.
         ------------------------------------------------------------------------------------------------------------------
         10.7(1)           Business  Loan and  Security  Agreement,  dated  September  19,  1997  between  Dawson  Science
                           Corporation and Yeung Shu-kin.
         ------------------------------------------------------------------------------------------------------------------
         10.8(1)           Business  Loan and  Security  Agreement,  dated  September  30,  1997  between  Dawson  Science
                           Corporation and Neolite Neon Co. Pty. Ltd.
         ------------------------------------------------------------------------------------------------------------------
         10.9(1)           Grid Promissory Note, dated July 3, 1997, payable to Wharton Capital Partners, Ltd.
         ------------------------------------------------------------------------------------------------------------------
         10.10(1)          Agreement,  dated May 28, 1998 between Dawson Science  Corporation,  Integrated  Transportation
                           Network Group Inc. and R.I.P. Consultants.
         ------------------------------------------------------------------------------------------------------------------
         10.11*            Agreement to purchase 2000 automobiles,  between Sun Loong and Shenzhen  Jinzhenghua  Transport
                           Industrial Development Co., Ltd. (terminated)
         ------------------------------------------------------------------------------------------------------------------
         10.12*            Agreement to purchase 3000  automobiles,  between  First  Automobile  and Shenzhen  Jinzhenghua
                           Transport Industrial Development Co., Ltd.
         ------------------------------------------------------------------------------------------------------------------

         ------------------------------------------------------------------------------------------------------------------
         Exhibit No.       Description of Exhibit
         ------------------------------------------------------------------------------------------------------------------
         21                List of Subsidiaries
         ------------------------------------------------------------------------------------------------------------------
         27.1              Financial Data Schedule.
         ------------------------------------------------------------------------------------------------------------------
         27.2              Financial Data Schedule.


         (1) Filed as an Exhibit, with the same Exhibit number, to Amendment No. 3 to the Registrant's registration statement on Form S-1 filed with the Securities and Exchange Commission on June 29, 1998, and incorporated herein by this reference

         *        Filed herewith.

(b) The Company did not file a Current Report on Form 8-K during the 4th Quarter of fiscal 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC., Registrant



                                   By:      /s/ Andrew Lee
                                      ------------------------------------------
                                            Andrew Lee, President

Date:   April 15, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                     TITLE                                       DATE
---------                                     -----                                       ----
         /s/ Wu Zhi Jian                      Chairman of the Board, Director             April 15, 1999
------------------------------------          (Principal Executive Officer)
Wu Zhi Jian


         /s/ Andrew Lee                       President and Director                      April 15, 1999
------------------------------------
Andrew Lee


         /s/ Willy Wu                         Executive Vice President,                   April 15, 1999
------------------------------------          Chief Financial Officer
Willy Wu                                      (Principal Financial Officer)


         /s/ Peng Jun                         Executive Vice President,                   April 15, 1999
------------------------------------          Treasurer, Director
Peng Jun                                      (Principal Accounting Officer)


         /s/ Zhang Li Wei                     Director                                    April 15, 1999
------------------------------------
Zhang Li Wei


         /s/ Li Yong Yuan                     Director                                    April 15, 1999
------------------------------------
Li Yong Yuan

                                 Exhibit Index
                                 -------------

         ------------------------------------------------------------------------------------------------------------------
         Exhibit No.       Description of Exhibit
         ------------------------------------------------------------------------------------------------------------------
         2.1(1)            Agreement and Plan of Reorganization.
         ------------------------------------------------------------------------------------------------------------------
         3.1(1)            Certificate of Incorporation of the Company, as Amended.
         ------------------------------------------------------------------------------------------------------------------
         3.2(1)            Bylaws of the Company.
         ------------------------------------------------------------------------------------------------------------------
         4.1*              Assignment of Indebtedness,  dated December 11, 1998 by Shenzhen  Zhenghua Group Co. Ltd. to Wu
                           Zhi Jian, New Century International S.R.L., Billy Yung and Chusa International Ltd.
         ------------------------------------------------------------------------------------------------------------------
         4.2*              Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Wu Zhi Jian.
         ------------------------------------------------------------------------------------------------------------------
         4.3*              Stock Purchase Warrant, dated December 11, 1998 in favor of Wu Zhi Jian.
         ------------------------------------------------------------------------------------------------------------------
         4.4*              Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and New Century International S.R.L.
         ------------------------------------------------------------------------------------------------------------------
         4.5*              Stock Purchase Warrant, dated December 11, 1998 in favor of New Century International S.R.L.
         ------------------------------------------------------------------------------------------------------------------
         4.6*              Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Chusa International Limited.
         ------------------------------------------------------------------------------------------------------------------
         4.7*              Stock Purchase Warrant, dated December 11, 1998 in favor of Chusa International Limited.
         ------------------------------------------------------------------------------------------------------------------
         4.8*              Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Yeung Shu Kin
         ------------------------------------------------------------------------------------------------------------------
         4.9*              Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Surewin International Limited.
         ------------------------------------------------------------------------------------------------------------------
         4.10*             Stock Purchase Warrant, dated December 11, 1998 in favor of Surewin International Limited.
         ------------------------------------------------------------------------------------------------------------------
         4.11*             Subscription  Agreement,  dated December 17, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Kwok Kee Billy Yung.
         ------------------------------------------------------------------------------------------------------------------
         4.12*             Stock Purchase Warrant, dated December 11, 1998 in favor of Kwok Kee Billy Yung.
         ------------------------------------------------------------------------------------------------------------------
         4.13*             Subscription  Agreement,  dated December 23, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Kwok Kee Billy Yung.
         ------------------------------------------------------------------------------------------------------------------
         10.1(1)           Letter of Agreement,  dated March 19, 1997 between Dawson Science Corporation and Shenzhen City
                           Zhenghua Traffic and Transportation Main Company, Ltd.
         ------------------------------------------------------------------------------------------------------------------
         10.2(1)           Letter  Agreement,  dated June 27, 1997 between Dawson Science  Corporation and Wharton Capital
                           Partners Ltd.
         ------------------------------------------------------------------------------------------------------------------
         10.3(1)           Consulting  Agreement,  dated February 11, 1998 between Dawson Science  Corporation  and R.I.P.
                           Consultants.
         ------------------------------------------------------------------------------------------------------------------
         10.4(1)           Contract for Chinese Foreign Equity Joint Venture, dated October 8, 1997 between Dawson Science
                           Corporation and Wu Qui Mei (Shenzhen Jinzhenghua Transport Industrial Development Co.
                           Ltd.).
         ------------------------------------------------------------------------------------------------------------------
         10.5(1)           Regulations  for Chinese  Foreign  Equity Joint  Venture,  dated October 8, 1997 between Dawson
                           Science Corporation and Shenzhen Jinzhenghua Transport Industrial Development Co. Ltd.
         ------------------------------------------------------------------------------------------------------------------
         10.6(1)           Business  Loan  and  Security  Agreement,   dated  November  3,  1997  between  Dawson  Science
                           Corporation and Yeung Ming-Sum.
         ------------------------------------------------------------------------------------------------------------------
         10.7(1)           Business  Loan and  Security  Agreement,  dated  September  19,  1997  between  Dawson  Science
                           Corporation and Yeung Shu-kin.
         ------------------------------------------------------------------------------------------------------------------
         10.8(1)           Business  Loan and  Security  Agreement,  dated  September  30,  1997  between  Dawson  Science
                           Corporation and Neolite Neon Co. Pty. Ltd.
         ------------------------------------------------------------------------------------------------------------------
         10.9(1)           Grid Promissory Note, dated July 3, 1997, payable to Wharton Capital Partners, Ltd.
         ------------------------------------------------------------------------------------------------------------------
         10.10(1)          Agreement,  dated May 28, 1998 between Dawson Science  Corporation,  Integrated  Transportation
                           Network Group Inc. and R.I.P. Consultants.
         ------------------------------------------------------------------------------------------------------------------
         10.11*            Agreement to purchase 2000 automobiles,  between Sun Loong and Shenzhen  Jinzhenghua  Transport
                           Industrial Development Co., Ltd. (terminated)
         ------------------------------------------------------------------------------------------------------------------
         10.12*            Agreement to purchase 3000  automobiles,  between  First  Automobile  and Shenzhen  Jinzhenghua
                           Transport Industrial Development Co., Ltd.
         ------------------------------------------------------------------------------------------------------------------

         ------------------------------------------------------------------------------------------------------------------
         Exhibit No.       Description of Exhibit
         ------------------------------------------------------------------------------------------------------------------
         21                List of Subsidiaries
         ------------------------------------------------------------------------------------------------------------------
         27.1              Financial Data Schedule.
         ------------------------------------------------------------------------------------------------------------------
         27.2              Financial Data Schedule.


         (1) Filed as an Exhibit, with the same Exhibit number, to Amendment No. 3 to the Registrant's registration statement on Form S-1 filed with the Securities and Exchange Commission on June 29, 1998, and incorporated herein by this reference

         *        Filed herewith.

(b) The Company did not file a Current Report on Form 8-K during the 4th Quarter of fiscal 1998.