Form 10-Q
period 1999-03-31
INTEGRATED TRANSPORTATION NETWORK GROUP INC
filed 1999-05-17
CIK 1057561

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended March 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ___________________ to _______________________

                         Commission File Number 0-24815

                  INTEGRATED TRANSPORTATION NETWORK GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     13-3993618
-------------------------------           --------------------------------------
(State or other jurisdiction of           (I.R.S Employer Identification Number)
 incorporation or organization)

575 LEXINGTON AVENUE, SUITE 410, NEW YORK, NEW YORK                  10022
---------------------------------------------------                ----------
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

12,595,264 common shares, $.01 par value, were outstanding as of May 11, 1999.

                  INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

     CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:
          Balance sheets, March 31, 1999 and December 31, 1998
          Statements of operations, three months ended March 31, 1999 and 1998 Statements of shareholders' equity, three months ended March 31, 1999 Statements of cash flows, three months ended March 31, 1999 and 1998 Notes to consolidated condensed financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Item 2. Changes in Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to Vote of Security Holders.

Item 5. Other Information.

Item 6. Exhibits and Reports on Form 8-K.

PART 1. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED).
                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED CONDENSED BALANCE SHEETS
                                                       (US DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                             December 31,             March 31,
                                                                                 1998                   1999
 ---------------------------------------------------------------------------------------------------------------------
                                                                                                     (unaudited)
 ASSETS
 Cash and cash equivalents                                                         $  4,910                $  8,899
 Trade receivables, net of allowance of $-0- and $-0-, respectively                     105                     126
 Due from affiliate                                                                       -                     103
 Other assets (Notes 3 and 4)                                                        17,077                  16,180
 Inventories                                                                             38                      41
 Property and equipment, net                                                          1,136                   1,074
 Revenue-earning equipment, net                                                      29,379                  34,692
 Taxi licenses, net                                                                  11,814                  12,270
 Construction-in-progress (Note 5)                                                    2,263                   2,263
 Deposit                                                                              1,935                   1,935
 ---------------------------------------------------------------------------------------------------------------------
                                                                                    $68,657                 $77,583
 ---------------------------------------------------------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES:
    Bank loans                                                                     $  2,402                $  2,402
    Notes payable (Note 2)                                                              320                   2,320
    Trade payables                                                                    1,167                     149
    Other payables                                                                    5,160                   4,992
    Due to directors                                                                     71                      66
    Due to affiliates                                                                   149                       -
    Due to minority shareholders, net                                                    19                      19
    Deferred revenue                                                                  3,001                   3,462
    Accrued expenses                                                                  1,770                   2,495
    Income tax payable                                                                2,651                   3,168
    Deferred income taxes                                                               247                     167
 ---------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                           16,957                  19,240
 ---------------------------------------------------------------------------------------------------------------------
 MINORITY INTEREST                                                                    2,919                   3,263
 ---------------------------------------------------------------------------------------------------------------------
 COMMITMENTS AND CONTINGENCIES (NOTE 5)
 SHAREHOLDERS' EQUITY (NOTES 2 AND 4):
    Common stock, $.01 par value - authorized 50,000,000 shares;
       issued and outstanding 10,435,030 shares at December 31, 1998
       and 12,625,411 shares at March 31, 1999                                          104                     127
    Additional paid-in capital                                                       23,385                  27,825
    Retained earnings                                                                24,919                  26,766
    Accumulated other comprehensive income - foreign currency
       translation adjustments                                                          373                     362
 ---------------------------------------------------------------------------------------------------------------------
         TOTAL SHAREHOLDERS' EQUITY                                                  48,781                  55,080
 ---------------------------------------------------------------------------------------------------------------------
                                                                                    $68,657                 $77,583
 ---------------------------------------------------------------------------------------------------------------------

     See accompanying notes to consolidated condensed financial statements.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                             (US DOLLARS AND SHARES IN THOUSANDS
                                                       EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

 Three months ended March 31,                                                           1998                   1999
 ---------------------------------------------------------------------------------------------------------------------
                                                                                                 (unaudited)
 REVENUE, NET                                                                          $5,161                 $5,692
 ---------------------------------------------------------------------------------------------------------------------
 EXPENSES:
    Depreciation of revenue-earning equipment                                             898                  1,073
    Amortization of taxi licenses                                                          67                     85
    Loss on disposal of revenue-earning equipment                                          58                    596
    Other operating expenses                                                            1,179                  1,418
    Interest expense, net of interest income                                              252                    135
 ---------------------------------------------------------------------------------------------------------------------
         TOTAL EXPENSES                                                                 2,454                  3,307
 ---------------------------------------------------------------------------------------------------------------------
         INCOME BEFORE PROVISION FOR INCOME TAX AND MINORITY INTEREST                   2,707                  2,385
 PROVISION FOR INCOME TAX                                                                 201                    434
 ---------------------------------------------------------------------------------------------------------------------
         INCOME BEFORE MINORITY INTEREST                                                2,506                  1,951
 MINORITY INTEREST                                                                        193                    104
 ---------------------------------------------------------------------------------------------------------------------
 NET INCOME                                                                             2,313                  1,847
 OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX - FOREIGN CURRENCY
    TRANSLATION ADJUSTMENTS                                                                 2                    (11)
 ---------------------------------------------------------------------------------------------------------------------
 COMPREHENSIVE INCOME                                                                  $2,315                 $1,836
 ---------------------------------------------------------------------------------------------------------------------
 NET INCOME PER COMMON SHARE (NOTE 6):
    Basic                                                                              $  .38                 $  .16
    Diluted                                                                               .33                    .13
 ---------------------------------------------------------------------------------------------------------------------
 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (NOTE 6):
    Basic                                                                               6,057                 11,421
    Diluted                                                                             7,383                 13,986
 ---------------------------------------------------------------------------------------------------------------------

     See accompanying notes to consolidated condensed financial statements.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES

                       CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                       (US DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------



                                                                                                Accumulated
                                                                                                   other
                                                                                                comprehensive
                                                                                                  income -
                                                                                                   foreign
                                        Common stock            Additional                        currency           Total
                                 -----------------------          paid-in       Retained         translation     shareholders'
                                   Shares        Amount           capital       earnings         adjustments         equity
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1999         10,435,030       $104            $23,385        $24,919             $373           $48,781
Issuance of shares in
   connection with private
   placements, net of issuance
   costs (Note 4) (unaudited)     2,152,381         22              4,338              -                -             4,360
Issuance of shares for
   consulting and other
   services (Note 4)
   (unaudited)                       38,000          1                102              -                -               103
Foreign currency translation
   adjustments (unaudited)                -          -                  -              -              (11)              (11)
Net income (unaudited)                    -          -                  -          1,847                -             1,847
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1999
   (UNAUDITED)                   12,625,411       $127            $27,825        $26,766             $362           $55,080
--------------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to consolidated condensed financial statements.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                       (US DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

 Three months ended March 31,                                                        1998                     1999
 ---------------------------------------------------------------------------------------------------------------------
                                                                                               (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $ 2,313                 $ 1,847
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization of property, equipment and
            revenue-earning equipment                                                   961                   1,135
         Amortization of taxi licenses                                                   67                      85
         Minority interest                                                              615                     344
         Amortization of organization costs                                             314                       -
         Non-cash consulting and other services                                           -                     103
         Deferred income tax                                                            133                     (80)
         Exchange adjustment                                                              2                       -
         Loss on disposal of revenue-earning equipment                                   58                     596
         Changes in assets and liabilities:
            (Increase) decrease in trade and other receivables                       (2,196)                    613
            (Increase) decrease in inventories                                           34                      (2)
            Decrease in trade and other payables                                        118                  (1,196)
            Increase (decrease) in accrued expenses                                     (88)                    278
            Increase in  income tax payable                                              74                     517
            Increase (decrease) in deferred income                                     (124)                    461
 ---------------------------------------------------------------------------------------------------------------------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES                            2,281                   4,701
 ---------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property, equipment and revenue-earning equipment                   (437)                 (2,430)
    Acquisition of taxi licenses                                                          -                    (543)
    Proceeds from sale of property, equipment and revenue-earning
       equipment                                                                         20                     116
    Organization costs                                                                 (241)                      -
    Prepayment for acquisition of revenue-earning equipment                             (28)                      -
 ---------------------------------------------------------------------------------------------------------------------
                 NET CASH USED IN INVESTING ACTIVITIES                                 (686)                 (2,857)
 ---------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from directors                                                               -                     195
    Repayments of bank loans                                                            (63)                      -
    Advances from (repayments of amount due to) affiliates                             (737)                     40
    Proceeds from notes payable                                                           -                   2,000
    Proceeds from issuance of common stock, net                                           -                     360
 ---------------------------------------------------------------------------------------------------------------------
                 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   (800)                  2,595
 ---------------------------------------------------------------------------------------------------------------------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                                              795                   4,439
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       4,723                   4,460
 ---------------------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 5,518                 $ 8,899
 ---------------------------------------------------------------------------------------------------------------------

     See accompanying notes to consolidated condensed financial statements.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES

                            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                       (US DOLLARS IN THOUSANDS)
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION    The consolidated condensed interim financial
                              statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange
                              Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

                              These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual audited financial statements for the year ended December 31, 1998. The Company follows the same accounting policies in preparation of interim reports.

                              Results of operations for the interim periods are not indicative of annual results.


2.   NOTES PAYABLE            Notes payable consist of the following:


                                     Year ended December 31, 1998
                                     ---------------------------------------------------------------------------------
                                       Principal     Interest rate         Maturity                Collateral
                                     --------------------------------------------------------------------------------
                                          $320             8.0%      4/02/98                (a)
                                     --------------------------------------------------------------------------------

                                     Three months ended March 31, 1999 (unaudited)
                                     --------------------------------------------------------------------------------
                                       Principal     Interest rate         Maturity                Collateral
                                     --------------------------------------------------------------------------------
                                       $   320             8.0%      4/02/98 (in default)   (a)
                                         2,000             5.0%      2/10/01                (b)
                                     --------------------------------------------------------------------------------
                                        $2,320
                                     --------------------------------------------------------------------------------

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES

                            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                       (US DOLLARS IN THOUSANDS)
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                              (a) On July 3, 1997, the Company entered into a financing agreement which provides for borrowings of up to $1,000. Advances are payable monthly. The loan is collateralized by the Company's inventory, equipment and machinery, existing or acquired. The balance outstanding at December 31, 1998 and March 31, 1999 was $320. The note was due April 2, 1998 and is in default.

                              (b) On February 10, 1999, the Company issued a $2,000, 5% convertible promissory note. At any time after the maturity date and prior to repayment of all amounts due, the note, at the option of the holder, is convertible into shares of the Company's common stock at the conversion price of $2.00 per share.


3.   OTHER ASSETS             Other assets include deposits paid totaling
                              $11,473 for the acquisition of 3,000 automobiles for car rental purposes.

                              Other assets further includes a $4,000 receivable from subscribers of common stock (see Note 4). The funds were received in April 1999.

4.   SHAREHOLDERS' EQUITY     On January 1, 1999, the Company adopted a stock
                              option plan and reserved for issuance 2,500,000 shares of common stock. As of that date, the Company granted options to purchase an aggregate
                              2,210,000 shares of common stock to certain of the Company's officers and directors. The options have an exercise price of $2.00 per share, which was above the quoted price of the common stock as reported on the National Association of Securities
                              Dealers, Inc.'s OTC Bulletin Board at the time of grant.

                              During January 1999, the Company issued 152,381 shares of common stock to a private investor for an aggregate of $400 (less issuance costs of $40). Additionally, the Company issued warrants to purchase an aggregate of 240,000 shares of common stock in payment of finder's fees.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES

                            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                       (US DOLLARS IN THOUSANDS)
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                              On January 29, 1999, the Company issued 3,000 shares of common stock to a business and financial consultant as consideration for consulting services.

                              During March 1999, the Company agreed to issue 2,000,000 shares of common stock to private investors for an aggregate of $4,000 (Note 3).

                              On March 12, 1999, the Company agreed to issue 20,000 shares of common stock and warrants to purchase 30,000 shares of common stock to a financial consultant as consideration for consulting services.

                              On March 25, 1999, the Company issued warrants to purchase 30,000 shares of common stock to a financial consultant as consideration for consulting services.

                              In connection with the convertible promissory note transaction discussed in Note 2(b), during March 1999, the Company agreed to issue 15,000 shares of common stock as consideration for finder's fees.


5.   COMMITMENTS AND          Contractual Obligations
     CONTINGENCIES
                              The Company contracted with a building contractor in 1996 to construct a hotel in Hunan, PRC. The budgeted costs of the whole project are estimated to be $4,073. Through March 31, 1999, the Company has made hotel-related expenditures of $2,263. Due to financial constraints, the Company has suspended construction of the hotel project. The
                              Company intends to resume construction of the hotel as soon as it has sufficient capital to do so.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES

                            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                       (US DOLLARS IN THOUSANDS)
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


                              The Company contracted with a car manufacturing company in early 1998 to acquire 3,000 cars for car rental business purposes. The contracted amount for such agreement was $47,464 and the outstanding commitment was $35,992 after deduction of deposits paid of $11,473. As of March 31, 1999, the Company had not performed its obligations under the contract. The Company has agreed with the car supplier to extend the time for performance of the contract to September 30, 1999. If the company does not perform its obligations under the contract within the extended period, the Company may be subject to a penalty, up to a maximum of $1,812.

                              The Company has contracted with a building developer for the acquisition of villa houses located in Shenzhen, PRC for $2,114. The outstanding commitment at March 31, 1999 is $181, after deducting a deposit paid of $1,933.

                              Legal Matters

                              In early 1998, the United States Securities and Exchange Commission commenced an informal inquiry relating to public disclosures in 1997 by Dawson Science Corporation, the Company's former parent company ("Dawson"). The public disclosures involved, among other things, press releases relating to the acquisition of Shenzhen Jinzhenghua Transport Industrial Development Co., Ltd., the value of Dawson's assets, Dawson's financial prospects and Dawson's anticipated revenues and earnings (collectively, the "Public Disclosures").

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

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES

                            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                       (US DOLLARS IN THOUSANDS)
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


                              The Company currently is engaged in settlement discussions with respect to the class action referred to above. Based on these discussions, during the fourth quarter of 1998, the Company established a $1,500 liability with respect to the class action. There can be no assurance, however, that the settlement discussions will result in a final settlement, or that the liability for a final settlement will be limited to $1,500. If these settlement discussions are not the basis for a final settlement, the liability with respect to the class action could materially exceed $1,500.

                              Capital Investment Obligation

                              Pursuant to Jinzhenghua Transport's organizational documents, the Company and the minority owners of Jinzhenghua Transport are obligated to contribute $9,200 and $800, respectively, to the capital of Jinzhenghua Transport. In particular, the Company was obligated to make its capital contribution to Jinzhenghua Transport in two equal installments of $4,600, the first of which was due October 30, 1998 and the second of which will be due December 26, 1999. The minority owners were obligated to contribute $340 by October 30, 1998 and the balance by December 26, 1999. To date, the Company has contributed approximately $300 of its aggregate $9,200 obligation to the capital of Jinzhenghua Transport. Accordingly, the Company has not performed on its obligation to contribute $4,200 to Jinzhenghua Transport by October 30, 1998. The minority owners also did not perform on their obligations to contribute the aggregate of $340 by October 30, 1998. The Company and the minority owners may amend the organizational documents of Jinzhenghua Transport to extend the time for payment of the required capital contributions, subject to government approval. The Company believes this kind of approval is a regular process and approval can usually be obtained. The Company believes that it will be able to reach an agreement with the minority owners to extend the time for payment, and that the relevant

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES

                            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                       (US DOLLARS IN THOUSANDS)
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


                              government authority will approve such extension of time. In April 1999, subsequent to the due date (October 30, 1999) of the Company's required capital contribution of $4.6 million, the Company has passed the annual inspection conducted by the relevant Chinese licensing authority. This annual inspection forms part of the annual renewal process of the business license which expires on December 26, 1999. If the Company is unable to obtain an extension of time that is approved by the government, Jinzhenghua Transport's business license could be cancelled by the government, which would materially and adversely affect the Company.

6.   EARNINGS PER SHARE       The following table sets forth the computation of
                              basic and diluted earnings per share:

                             Three months ended March 31,                             1998                    1999
                             ----------------------------------------------------------------------------------------
                             Numerator:
                                Net income, numerator for basic
                                   earnings per share - income
                                   available to common shareholders                $  2,313                $  1,847
                             Effect of dilutive securities:  Interest
                                on convertible debt after tax                           108                      12
                             ----------------------------------------------------------------------------------------
                             Numerator for diluted earnings per
                                share-income available to common
                                shareholders                                          2,421                   1,859
                             ----------------------------------------------------------------------------------------
                             Denominator:
                                Denominator for basic earnings
                                   per share-weighted average
                                   shares                                             6,057                  11,421
                             Effect of dilutive securities:
                                Options and warrants                                      -                   2,010
                                Convertible debt                                      1,326                     555
                             ----------------------------------------------------------------------------------------
                             Dilutive potential common shares:
                                Denominator for dilutive earnings
                                per share-adjusted weighted
                                average shares and assumed conversions                7,383                  13,986
                             ----------------------------------------------------------------------------------------
                             BASIC EARNINGS PER SHARE                                   .38                     .16
                             ----------------------------------------------------------------------------------------
                             DILUTED EARNINGS PER SHARE                                 .33                     .13
                             ----------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL
-------

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

     In 1997, Jinzhenghua Transport further expanded its transportation business to include automobile rental services in the Provinces of Jiangxi, Guangdong, Jiangsu and Shaanxi. The Rental Business began operations in August 1997 with the purchase of 350 new automobiles and the establishment during 1997 of automobile rental stations in Ganzhou, Guangzhou, Nanchang, Nanjing and Xian.

     During the first quarter of 1999, the Company raised an aggregate of approximately $6,400,000 (before deduction of cash finder's fees in the amount of $70,000) through the sale of (i) an aggregate 2,152,381 shares of Common Stock (2,000,000 shares at a price of $2.00 per share and 152,381 shares at a price of $2.625), and (ii) a 5% Convertible Note in the principal amount of $2,000,000.

     On a consolidated basis, revenue, net, increased $531,000 (10.3%) from $5,161,000 during the three months ended March 31, 1998 to $5,692,000 during the three months ended March 31, 1999. Net income decreased $466,000 (20.1%) from $2,313,000 during the three months ended March 31, 1998 to $1,847,000 during the three months ended March 31, 1999.

     The Rental Business, which began operations in August 1997, accounted for $2,770,000 (53.7%) and $3,205,000 (56.3%) of the Company's total revenue, net, during the three months ended March 31, 1998 and 1999, respectively. As of December 31, 1998, the Rental Business had acquired a rental fleet of 1,218 automobiles. During the first quarter of 1999, a total of 50 automobiles were moved from the non-operating rental fleet to establish a new taxi unit in the city of Yueyang of the Hunan Province. The Rental Business also possesses additional licenses which authorize it to establish rental operations in certain other cities and provinces in China. As of March 31, 1999, the total rental fleet consisted of 1,168 automobiles, of which 770 were deployed in actual rental operations and the remaining 398 were not yet placed in service. The Company intends to place the additional 398 automobiles in service as and when it has funds available to do so. See "Liquidity and Capital Resources." The Rental Business contributed $2,007,000 (74.1%) and $2,152,000 (90.2%) of total income before provision for income tax and minority interest during the three months ended March 31, 1998 and 1999, respectively.

     The Taxi Business accounted for $2,025,000 (39.2%) and $2,176,000 (38.2%)
of the Company's total revenue, net, during the three months ended March 31, 1998 and 1999, respectively. At March 31, 1998 and 1999, the Taxi Business had deployed 728 and 778 taxis, respectively. The Taxi Business contributed $1,168,000 (43.1%) and $595,000 (25%) to income before provision for income tax and minority interest during the three months ended March 31, 1998 and 1999.

     The Repair Business accounted for $366,000 (7.1%) and $311,000 (5.5%) of the Company's total revenue, net, during the three months ended March 31, 1998 and 1999, respectively. The Repair Business contributed $133,000 (4.9%) and $174,000 (7.3%) to income before provision for income tax and minority interest during the three months ended March 31, 1998 and 1999, respectively.

     The Company's only operations besides the Rental Business, the Taxi Business and the Repair Business relate to the hotel being developed in Hunan Province, in respect of which neither revenue nor expenses were recorded in the current or comparable prior quarter. All expenditures related to the hotel before and during the quarter ended March 31, 1999 have been capitalized and recorded as construction in progress.

     The Company had entered into an agreement to purchase 3,000 cars for an aggregate purchase price of $47,464,000. See "Liquidity and Capital Resources."

     The Company plans to continue to expand the Rental and Taxi Businesses as rapidly as the Company's capital resources permit, and to expand the Repair Business as necessary to accommodate any expansion of the Rental Business and Taxi Business. However, the Company currently does not have sufficient capital to expand its businesses. See "Liquidity and Capital Resources."

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

Comparison of three months ended March 31, 1999 and 1998

                                                    Three
                                                   Months                                Three
                                                    Ended         Percentage            Months           Percentage
                                                    March         of Revenue,            Ended          of Revenue,
                                                  31, 1998            NET           MARCH 31, 1999          NET
                                                  --------            ---           --------------          ---

Revenue, net                                     $5,161,000          100,0%            $5,692,000          100.0%
Total expenses (excluding income tax)             2,454,000           47.6%             3,307,000           58.1%
Income before provision for income tax            2,707,000           52.4%             2,385,000           41.9%
     and minority interest
Income before minority interest                   2,506,000           48.6%             1,951,000           34.3%
Net Income                                        2,313,000           44.8%             1,847,000           32.5%

     Revenue, net was $5,692,000 in the three months ended March 31, 1999, an increase of 10.3% from $5,161,000 during the comparable prior period. The increase was primarily due to a $435,000 (15.7%) increase in revenue from the Rental Business. The Rental, Taxi and Repair Businesses contributed $3,205,000 (56.3%), $2,176,000 (38.2%) and $311,000 (5.5%), respectively, to revenue, net, during the three months ended March 31, 1999, compared with $2,770,000 (53.7%), $2,025,000 (39.2%), and $366,000 (7.1%), respectively, during the comparable prior period. Revenue, net, from the Taxi Business increased from $2,025,000 in the comparable prior quarter to $2,176,000 in the current quarter, a 7.5% increase. Revenue, net, for the Repair Business was $311,000 in the current quarter, compared to $366,000 during the comparable prior period, a 15.0% decrease. The increase in net revenue from the Rental Business is primarily due to the deployment of 80 new rental cars since March, 1998 in Yueyang, Hunan Province in China and the deployment in March 1999 of an additional 50 rental cars in Changsa, Hunan Province. Further, during late March, 1999, an additional 100 rental cars were deployed in servicing the newly-opened Nanning operation in the Guangxi Province. The increase in net revenue from the Taxi Business is primarily due to the addition of 50 taxis in Yueyang, Hunan Province, since April, 1998. The decrease in net revenue from the Repair Business is primarily due to a general slow down in the repair business.


     Total Expenses (excluding income taxes) were $3,307,000 during the three months ended March 31, 1999, an increase of $853,000 (34.8%) from $2,454,000 during the comparable prior period. During the current quarter, total expenses as a percentage of revenue, net, increased to 58.1%, compared to 47.5% in the prior period.

The increase in the amount of total expenses was comprised primarily of a $175,000 increase in depreciation of revenue-earning equipment, a $538,000 increase in loss on disposal of revenue-earning equipment (taxis), an $18,000 increase in amortization of taxi licenses, and a $239,000 increase in other operating expenses, partially offset by a decrease in net interest expense of $177,000.

     Depreciation and Amortization Expense. During the current quarter, depreciation and amortization expense was $1,158,000, compared with $965,000 in the comparable prior period, an increase of $193,000. During the current quarter, the depreciation and amortization expense associated with the Rental Business, Taxi Business, and Repair Business was $567,000, $585,000, and $6,000, respectively. Depreciation and amortization expense, as a percentage of revenue, net, increased during the current quarter, to 20.3%, compared to 18.7% during the comparable prior period. The increase in depreciation expense was due primarily to an increase in the number of rental cars and taxis in service and the amortization of the additional 50 taxi licenses.

     Loss on disposal of revenue-earning equipment increased to $596,000 during the current quarter, from $58,000 during the comparable prior quarter. The increase in loss on revenue-earning equipment was due to disposition of old taxis in connection with the Company's modernizing its taxi fleet. New taxis are estimated to have a service life of six to eight years before disposal.

     Other Operating Expenses. Other operating expenses includes traffic regulation fees, road maintenance fees, insurance, salaries, rent, costs of materials, depreciation (non-revenue earning equipment) and other general and administrative expenses. During the current quarter, other operating expenses were $1,418,000, compared with $1,179,000 during the comparable prior period, an increase of $239,000. During the current quarter, other operating expenses, as a percentage of revenue, net, increased slightly to 24.9%, compared with 22.8% for the comparable prior period. The increase in operating expenses as a percentage of revenue, net, was due primarily to additional setup costs of new rental car operations which are expensed on a current basis. The increase in the amount of other operating expenses was primarily due to a $123,000 increase in setup costs of new rental operations in the Rental Business and increases in management costs, road maintenance fees and insurance charges.

     Income before provision for income tax and minority interest was $2,385,000 in the current quarter, a decrease of 11.9% from $2,707,000 in the comparable prior period. Before deducting $533,000 (consisting of $507,000 in general and administrative expenses, and $26,000 in interest expense) and $601,000 of expenses of the parent company (unconsolidated) during the current quarter and the comparable prior quarter, respectively, the Rental, Taxi and Repair Businesses contributed $2,152,000, $595,000, and $174,000, respectively, to total income before provision for income tax and minority interest, compared with $2,007,000, $1,168,000, and $133,000, respectively, in the comparable prior period. The decrease in income before provision for income tax and minority interest is primarily attributable to the 49.1% decrease in the contribution of the Taxi Business, offset by an increase in both the Rental Business and the Repair Business. The decreased contribution from the Taxi

Business is primarily due to a $596,000 loss on disposal of old taxis during the current quarter.

     Provision for income tax was $434,000 in the current quarter (18.2% of income before provision for income tax and minority interest), compared with $201,000 in the comparable prior period (7.4% of income before provision for income tax and minority interest). The increase was primarily due to the expiration of certain tax benefits that were available to the Company during earlier tax years. The expiration of these tax benefits has resulted and will continue to result in higher effective tax rates. The Company's taxi and rental car operations, which enjoyed tax benefits in 1998, will be subject to regular income tax rates during 1999, due to the expiration of these benefits. The expiration of tax benefits will have the effect of reducing the Company's future net income below the level it would otherwise be if the Company's tax benefits continued to be available.

     Minority interest was $104,000 in the current quarter, compared with $193,000 in the comparable prior period, which reflects the Company's having generated less income during the current period.

     As a result of the foregoing, net income was $1,847,000 in the current quarter, compared with $2,313,000 in the comparable prior period.

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

     At March 31, 1999, the Company had trade receivables ($126,000), cash and cash equivalents ($8,899,000), and subscription receivable ($4,000,000), aggregating $13,025,000. The Company's liabilities due within a year aggregated $10,619,000. Accordingly, at March 31, 1999, cash (including cash equivalents) and receivables exceeded the Company's liabilities due within a year by $2,406,000. At December 31, 1998, liabilities due within a year exceeded cash (including cash equivalents) and receivables by $3,354,000. This $5,760,000 increase in working capital was primarily attributable to an overall increase in cash (including cash equivalents) and receivables of approximately $8,000,000, partially offset by an overall increase in liabilities due within a year of approximately $2,200,000, consisting primarily of increased notes payable ($2,000,000) and increased accrued expenses and income taxes payable ($1,200,000), partially offset by a $1,000,000 decrease in trades payable.

     As the Company's financial resources permit, the Company intends to make capital expenditures, primarily for the purchase of new automobiles for the Rental and Taxi Business and the completion of construction of the Company's hotel project. At March 31, 1999, the Company had committed to purchase an aggregate 3,000 new automobiles for an aggregate purchase price of $47,464,000 (in respect of which a deposit in the amount of approximately $11.7 Million was made as of March 31, 1999 (the "Auto Purchase Contract"). The balance due under the Auto Purchase contract is approximately $36 million. The Company had also entered into an agreement to purchase 300 taxis for approximately $4.0 million. As of March 31, 1999, the Company had paid approximately $4,000,000 in full satisfaction of the purchase price for the 300 new cars for the Taxi Business, of which 100 have been delivered to the Company. The Company currently does not have sufficient capital to fulfill its obligations under the Auto Purchase Contract. In April, 1999, the Company and the auto supplier agreed to extend until September, 1999 the time for performance of the Company's obligations under the Auto Purchase Contract. If the Company is unable to obtain financing to fund the balance of the purchase price by September, 1999, the Company could be subject to damages/penalties under the Auto Purchase Contract, but the parties have agreed to limit any damages/penalties to $1.8 million.

     At March 31, 1999, the rental Business has 398 new automobiles which had not yet been placed in service, as the Company did not have available the capital necessary (approximately $2,500,000) to pay the expenses related to placing the cars in service (license fees, taxes, and levies). The company intends to place these cars in service in the Rental Business as soon as it has the capital to do so.

     At March 31, 1999, the estimated cost of completing construction of the hotel project was approximately $4.0 million, of which $2.2 million has been paid to date. The Company has suspended construction of the hotel project, as the Company does not currently have sufficient capital to fund the construction of such project. The Company intends to resume construction on the hotel project at such time as the Company has sufficient capital to do so.

     The Company has defaulted on payment of existing indebtedness in the aggregate principal amount of $320,000 which was due and payable in April 1998. The Company is currently negotiating to restructure this debt. In addition, the Company has existing indebtedness in the aggregate principal amount of approximately $2.4 million, that was originally due and payable in March, 1999. The Company has negotiated an agreement to extend to April 2000 the time for payment for this $2.4 million in indebtedness, as the Company was unable to repay this indebtedness by the due date.

     As described under Part II, Item 1, "Legal Proceedings," based on settlement discussions with respect to the class action lawsuit against the Company, the Company established in the fourth quarter of 1998 a liability and recorded a related expense in the amount of $1.5 million, in respect of such lawsuit. If these discussions do not form the basis for any final settlement, the liability arising out of the class action could materially exceed $1.5 million. The Company expects to satisfy any amounts owing pursuant to any settlement through issuance of shares of common stock, which would dilute the interests of the Company's stockholders. If, however, the Company is required to pay any settlement in cash, there could be a material adverse effect on the Company's financial condition.

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

     The Company believes that through a combination of cash flow from operations and proceeds from potential financings, the Company will be able to repay existing indebtedness and finance capital expenditures, including the purchase of some new automobiles. At present, the Company has no commitments from third parties to finance capital expenditures or to refinance any of its existing indebtedness, and does not have sufficient resources to finance planned capital expenditures or to repay such indebtedness without refinancing. The Company expects to generate significant cash flow from operations and will seek to obtain capital from the sale of securities, borrowings, and vendor financing arrangements. There can be no assurance the Company will be successful in raising additional capital, or, if it raises additional capital, the terms on which such capital will be raised.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     Jinzhenghua Transport is an FIE. Jinzhenghua Transport has obtained a foreign currency account with a designated bank and is able to exchange foreign currency for settlement of foreign currency transactions (as defined in the applicable regulations) and, subject to satisfaction of certain conditions, may pay dividends. However, the Company has not made certain capital contributions to Jinzhenghua Transport necessary to enable Jinzhenghua Transport to pay dividends to the Company. See Part 1, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources." Accordingly, Jinzhenghua Transport's ability to pay dividends to the Company is currently restricted. There can be no assurance that Jinzhenghua Transport will be able to maintain FIE status, that the current authorizations for FIEs to retain their foreign exchange in the future to satisfy foreign exchange liabilities or to pay dividends will not be limited or eliminated or that Jinzhenghua Transport will be able to obtain sufficient foreign exchange to pay dividends or satisfy its foreign exchange liabilities.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

     The Company currently is engaged in settlement discussions with respect to the class action referred to above. Based on these discussions, the Company established in the fourth quarter of 1998 a liability and recorded a related expense in the amount of $1.5 million in respect of the class action. There can be no assurance, however, that the settlement discussions will result in a final settlement, or that the liability of a final settlement will be limited to $1.5 million. If these settlement discussions are not the basis for a final settlement, the liability with respect to the class action could materially exceed $1.5 million.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On January 26, 1999, the Company raised $400,000, before deducting a finder's fee of approximately $40,000, through the private sale of 152,381 shares of common stock at a price of $2.625 per share. As additional finder's compensation, the Company issued immediately exercisable warrants to purchase 240,000 shares of common stock for a five year term at an exercise price of $2.00 per share. The shares of Common Stock and Warrants were sold in transactions exempt from Section 5 of the Act, pursuant to Rule 506. The shares were sold to Yeung Shu Kin, a non-U.S. resident and an "accredited investor." The finder's warrants were also issued to a non-U.S. resident and "accredited investor." There was no general solicitation.

     On January 29, 1999, the Company issued 3,000 shares of common stock to a business and financial consultant as consideration for consulting services. The shares of Common Stock were issued in a transaction exempt from Section 5 of the Act, pursuant to Rule 506. There was no general solicitation.

     On February 10, 1999 the Company raised $2,000,000 through the private sale of a Convertible Note in the principal amount of $2,000,000 with a two year maturity and a right to convert into shares of common stock at a conversion price of $2.00. As finder's compensation, the Company paid $30,000 in cash and agreed to issue 15,000 shares of common stock. The Convertible Note and shares of common stock were sold in transactions exempt from Section 5 of the Act, pursuant to Rule 506. The Convertible Note was sold to Kwok Kee Billy Yung and the shares of common stock were issued to Zhong Hua Chen, each a non-U.S. resident and an "accredited investor." There was no general solicitation.

     On March 12, 1999, the Company issued 20,000 shares of common stock and warrants to purchase 30,000 shares of common stock to Orient Financial Services Limited, a business and financial consultant, as consideration for consulting services. The shares of common stock and warrants were issued in a transaction exempt from Section 5 of the Act, pursuant to Rule 506. There was no general solicitation.

     On March 25, 1999, the Company issued warrants to purchase 30,000 shares of common stock to Virtual Financial Corp., a business and financial consultant, as consideration for consulting services. The warrants were issued in a transaction exempt from Section 5 of the Act, pursuant to Rule 506. There was no general solicitation.

     On March 26, 1999, the Company through a private sale sold 500,000 and 1,500,000 shares of common stock to Mr. Kwok Kee Billy Yung and Dr. Yung Yau, respectively, at a price of $2.00 per share, for an aggregate purchase price of $4,000,000. The shares of Common Stock were sold in transactions exempt from
Section 5 of the Act, pursuant to Rule 506. Each of the purchasers are non-U.S. residents and "accredited investors." There was no general solicitation.

     See Part 1. Financial Information, Item 3. Quantitative and Qualitative Disclosures About Market Risk for a description of restrictions on Jinzhenghua Transport's ability to pay dividends to the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
        Not Applicable

ITEM 5. OTHER INFORMATION
        Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Listing of Exhibits

         ------------------------------------------------------------------------------------------------------------------
         EXHIBIT NO.       DESCRIPTION OF EXHIBIT
         ----------------- ----------------------

         ------------------------------------------------------------------------------------------------------------------
         2.1(1)            Agreement and Plan of Reorganization.
         ------------------------------------------------------------------------------------------------------------------
         3.1(1)            Certificate of Incorporation of the Company, as Amended.
         ------------------------------------------------------------------------------------------------------------------
         3.2(1)            Bylaws of the Company.
         ------------------------------------------------------------------------------------------------------------------
         4.1(2)            Assignment of Indebtedness, dated December 11, 1998 by Shenzhen Zhenghua Group Co. Ltd. to Wu
                           Zhi Jian, New Century International S.R.L., Billy Yung and Chusa International Ltd.
         ------------------------------------------------------------------------------------------------------------------
         4.2(2)            Subscription Agreement, dated December 11, 1998, between Integrated Transportation Network
                           Group Inc. and Wu Zhi Jian.
         ------------------------------------------------------------------------------------------------------------------
         4.3(2)            Stock Purchase Warrant, dated December 11, 1998 in favor of Wu Zhi Jian.
         ------------------------------------------------------------------------------------------------------------------
         4.4(2)            Subscription Agreement, dated December 11, 1998, between Integrated Transportation Network
                           Group Inc. and New Century International S.R.L.
         ------------------------------------------------------------------------------------------------------------------
         4.5(2)            Stock Purchase Warrant, dated December 11, 1998 in favor of New Century International S.R.L.
         ------------------------------------------------------------------------------------------------------------------
         4.6(2)            Subscription Agreement, dated December 11, 1998, between Integrated Transportation Network
                           Group Inc. and Chusa International Limited.
         ------------------------------------------------------------------------------------------------------------------
         4.7(2)            Stock Purchase Warrant, dated December 11, 1998 in favor of Chusa International Limited.
         ------------------------------------------------------------------------------------------------------------------
         4.8(2)            Subscription Agreement, dated December 11, 1998, between Integrated Transportation Network
                           Group Inc. and Yeung Shu Kin
         ------------------------------------------------------------------------------------------------------------------
         4.9(2)            Subscription  Agreement, dated December 11, 1998, between Integrated Transportation Network
                           Group Inc. and Surewin International Limited.
         ------------------------------------------------------------------------------------------------------------------
         4.10(2)           Stock Purchase Warrant, dated December 11, 1998 in favor of Surewin International Limited.
         ------------------------------------------------------------------------------------------------------------------
         4.11(2)           Subscription Agreement, dated December 17, 1998, between Integrated Transportation Network
                           Group Inc. and Kwok Kee Billy Yung.
         ------------------------------------------------------------------------------------------------------------------
         4.12(2)           Stock Purchase Warrant, dated December 11, 1998 in favor of Kwok Kee Billy Yung.
         ------------------------------------------------------------------------------------------------------------------
         4.13(2)           Subscription Agreement, dated December 23, 1998,  between Integrated Transportation
         ------------------------------------------------------------------------------------------------------------------


         ------------------------------------------------------------------------------------------------------------------
         EXHIBIT NO.       DESCRIPTION OF EXHIBIT
         -----------       ----------------------

         ------------------------------------------------------------------------------------------------------------------
                           Network Group Inc.and Kwok Kee Billy Yung.
         ------------------------------------------------------------------------------------------------------------------
         4.14*             Subscription Agreement, dated January 26, 1999, between Integrated Transportation Network
                           Group Inc. and Yeung Shu Kin.

         ------------------------------------------------------------------------------------------------------------------
         4.15*             Subscription Agreement, dated January 29, 1999 between Integrated Transportation Network Group
                           Inc. and Roy Lerman.
         ------------------------------------------------------------------------------------------------------------------
         4.16*             Subscription Agreement, dated February 10, 1999 between Integrated Transportation Network
                           Group, Inc. and Kwok Kee Billy Yung.
         ------------------------------------------------------------------------------------------------------------------
         4.17*             5% Convertible Note, dated February 10, 1999, issued to Kwok Kee Billy Yung.
         ------------------------------------------------------------------------------------------------------------------
         4.18*             Subscription Agreement, dated March 12, 1999, between Integrated Transportation Network Group
                           Inc. and Zhong Hua Chen.
         ------------------------------------------------------------------------------------------------------------------
         4.19*             Subscription Agreement, dated March 5, 1999, between Integrated Transportation Network Group
                           Inc. and Orient Financial Services Limited.
         ------------------------------------------------------------------------------------------------------------------
         4.20*             Stock Purchase Warrant, dated March 5, 1999 in favor of Orient Financial Services Limited.
         ------------------------------------------------------------------------------------------------------------------
         4.21*             Subscription Agreement, dated March 25, 1999, between Integrated Transportation Network Group
                           Inc. and Virtual Financial Corp.
         ------------------------------------------------------------------------------------------------------------------
         4.22*             Stock Purchase Warrant, dated March 25, 1999 in favor of Virtual Finance Corp.
         ------------------------------------------------------------------------------------------------------------------
         4.23*             Subscription Agreement, dated March 26, 1999, between Integrated Transportation Network Group
                           Inc. and Dr. Yung Yau.
         ------------------------------------------------------------------------------------------------------------------
         4.24*             Subscription Agreement, dated March 26, 1999, between Integrated Transportation Network Group
                           Inc. and Kwok Kee Billy Yung.
         ------------------------------------------------------------------------------------------------------------------
         10.1(1)           Letter Agreement, dated March 19, 1997 between Dawson Science Corporation and Shenzhen City
                           Zhenghua Traffic and Transportation Main Company, Ltd.
         ------------------------------------------------------------------------------------------------------------------
         10.2(1)           Letter Agreement, dated June 27, 1997 between Dawson Science Corporation and Wharton Capital
                           Partners Ltd.
         ------------------------------------------------------------------------------------------------------------------
         10.3(1)           Consulting Agreement, dated February 11, 1998 between Dawson Science Corporation and R.I.P.
                           Consultants.
         ------------------------------------------------------------------------------------------------------------------
         10.4(1)           Contract for Chinese Foreign Equity Joint Venture, dated October 8, 1997 between Dawson Science
                           Corporation and Wu Qui Mei (Shenzhen Jinzhenghua Transport Industrial Development Co. Ltd.).
         ------------------------------------------------------------------------------------------------------------------
         10.5(1)           Regulations for Chinese Foreign Equity Joint Venture, dated October 8, 1997 between Dawson
                           Science Corporation and Shenzhen Jinzhenghua Transport Industrial Development Co. Ltd.
         ------------------------------------------------------------------------------------------------------------------
         10.6(1)           Business Loan and Security Agreement, dated November 3, 1997 between Dawson Science
                           Corporation and Yeung Ming-Sum.
         ------------------------------------------------------------------------------------------------------------------
         10.7(1)           Business Loan and Security Agreement, dated September 19, 1997 between Dawson Science
                           Corporation and Yeung Shu-kin.
         ------------------------------------------------------------------------------------------------------------------
         10.8(1)           Business Loan and Security Agreement, dated September 30, 1997 between Dawson Science
                           Corporation and Neolite Neon Co. Pty. Ltd.
         ------------------------------------------------------------------------------------------------------------------
         10.9(1)           Grid Promissory Note, dated July 3, 1997, payable to Wharton Capital Partners, Ltd.
         ------------------------------------------------------------------------------------------------------------------
         10.10(1)          Agreement, dated May 28, 1998 between Dawson Science Corporation, Integrated Transportation
                           Network Group Inc. and R.I.P. Consultants.
         ------------------------------------------------------------------------------------------------------------------
         10.11(2)          Agreement to purchase 2000 automobiles, between Sun Loong and Shenzhen
         ------------------------------------------------------------------------------------------------------------------


         ------------------------------------------------------------------------------------------------------------------
         EXHIBIT NO.       DESCRIPTION OF EXHIBIT
         -----------       ----------------------

         ------------------------------------------------------------------------------------------------------------------
                           Jinzhenghua Transport Industrial Development Co., Ltd. (terminated)
         ------------------------------------------------------------------------------------------------------------------
         10.12(2)          Agreement to purchase 3000 automobiles, between First Automobile and Shenzhen Jinzhenghua
                           Transport Industrial Development Co., Ltd.
         ------------------------------------------------------------------------------------------------------------------
         10.13*            Consulting Agreement, dated January 29, 1999, between Integrated Transportation Network Group
                           Inc. and Roy Lerman.
         ------------------------------------------------------------------------------------------------------------------
         10.14*            1999 Combination Stock Option Plan.
         ------------------------------------------------------------------------------------------------------------------
         10.15*            Consulting Agreement, dated March 12, 1999, between Integrated Transportation Network Group
                           Inc., and Orient Financial Services Limited.
         ------------------------------------------------------------------------------------------------------------------
         10.16*            Consulting Agreement, dated February 16, 1999 between Integrated Transportation Network Group
                           Inc., and Virtual Financial Corp.
         ------------------------------------------------------------------------------------------------------------------
         10.17*            Consulting  Agreement, dated March 12, 1999, between Integrated Transportation Network Group
                           Inc., and Orient Financial Services Limited.
         ------------------------------------------------------------------------------------------------------------------
         21(2)             List of Subsidiaries.
         ------------------------------------------------------------------------------------------------------------------
         27.1*             Financial Data Schedule.
         ------------------------------------------------------------------------------------------------------------------

---------------------
         (1) Filed as an Exhibit, with the same Exhibit number, to Amendment No. 3 to the Registrant's registration statement on Form S-1 filed with the Securities and Exchange Commission on June 29, 1998, and incorporated herein by this reference

         (2) Filed as an Exhibit, with the same Exhibit number, to Registrant's Form 10-K filed with the Securities and Exchange Commission on April 15, 1999 and incorporated herein by reference.

         *        Filed herewith.

(b) The Company did not file a Current Report on Form 8-K during the 1st Quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 1999                                  INTEGRATED TRANSPORTATION
                                                     NETWORK GROUP, INC.


                                                     By: /s/ Andrew Lee
                                                         -----------------------
                                                         Andrew Lee
                                                         President



                                                     By: /s/ Willy Wu
                                                         -----------------------
                                                         Willy Wu
                                                         Chief Financial Officer

                                  EXHIBIT INDEX


         -----------------------------------------------------------------------------------------------------------------
         EXHIBIT NO.       DESCRIPTION OF EXHIBIT

         -----------------------------------------------------------------------------------------------------------------
         2.1(1)            Agreement and Plan of Reorganization.
         -----------------------------------------------------------------------------------------------------------------
         3.1(1)            Certificate of Incorporation of the Company, as Amended.
         -----------------------------------------------------------------------------------------------------------------
         3.2(1)            Bylaws of the Company.
         -----------------------------------------------------------------------------------------------------------------
         4.1(2)            Assignment of Indebtedness, dated December 11, 1998 by Shenzhen Zhenghua Group Co. Ltd. to Wu
                           Zhi Jian, New Century International S.R.L., Billy Yung and Chusa International Ltd.
         -----------------------------------------------------------------------------------------------------------------
         4.2(2)            Subscription Agreement, dated December 11, 1998, between Integrated Transportation Network
                           Group Inc. and Wu Zhi Jian.
         -----------------------------------------------------------------------------------------------------------------
         4.3(2)            Stock Purchase Warrant, dated December 11, 1998 in favor of Wu Zhi Jian.
         -----------------------------------------------------------------------------------------------------------------
         4.4(2)            Subscription Agreement, dated December 11, 1998, between Integrated Transportation Network
                           Group Inc. and New Century International S.R.L.
         -----------------------------------------------------------------------------------------------------------------
         4.5(2)            Stock Purchase Warrant, dated December 11, 1998 in favor of New Century International S.R.L.
         -----------------------------------------------------------------------------------------------------------------
         4.6(2)            Subscription Agreement, dated December 11, 1998, between Integrated Transportation Network
                           Group Inc. and Chusa International Limited.
         -----------------------------------------------------------------------------------------------------------------
         4.7(2)            Stock Purchase Warrant, dated December 11, 1998 in favor of Chusa International Limited.
         -----------------------------------------------------------------------------------------------------------------
         4.8(2)            Subscription Agreement, dated December 11, 1998, between Integrated Transportation Network
                           Group Inc. and Yeung Shu Kin
         -----------------------------------------------------------------------------------------------------------------
         4.9(2)            Subscription Agreement, dated December 11, 1998, between Integrated Transportation Network
                           Group Inc. and Surewin International Limited.
         -----------------------------------------------------------------------------------------------------------------
         4.10(2)           Stock Purchase Warrant, dated December 11, 1998 in favor of Surewin International Limited.
         -----------------------------------------------------------------------------------------------------------------
         4.11(2)           Subscription Agreement, dated December 17, 1998, between Integrated Transportation Network
                           Group Inc. and Kwok Kee Billy Yung.
         -----------------------------------------------------------------------------------------------------------------
         4.12(2)           Stock Purchase Warrant, dated December 11, 1998 in favor of Kwok Kee Billy Yung.
         -----------------------------------------------------------------------------------------------------------------
         4.13(2)           Subscription Agreement, dated December 23, 1998, between Integrated Transportation Network
                           Group Inc. and Kwok Kee Billy Yung.
         -----------------------------------------------------------------------------------------------------------------
         4.14*             Subscription Agreement, dated January 26, 1999, between Integrated Transportation Network
                           Group Inc. and Yeung Shu Kin.
         -----------------------------------------------------------------------------------------------------------------
         4.15*             Subscription Agreement, dated January 29, 1999 between Integrated Transportation Network Group
                           Inc. and Roy Lerman.
         -----------------------------------------------------------------------------------------------------------------
         4.16*             Subscription Agreement, dated February 10, 1999 between Integrated Transportation Network
                           Group, Inc. and Kwok Kee Billy Yung.
         -----------------------------------------------------------------------------------------------------------------
         4.17*             5% Convertible Note, dated February 10, 1999, issued to Kwok Kee Billy Yung.
         -----------------------------------------------------------------------------------------------------------------
         4.18*             Subscription Agreement, dated March 12, 1999, between Integrated Transportation Network Group
                           Inc. and Zhong Hua Chen.
         -----------------------------------------------------------------------------------------------------------------
         4.19*             Subscription Agreement, dated March 5, 1999, between Integrated Transportation Network Group
                           Inc. and Orient Financial Services Limited.
         -----------------------------------------------------------------------------------------------------------------
         4.20*             Stock Purchase Warrant, dated March 5, 1999 in favor of Orient Financial Services Limited.
         -----------------------------------------------------------------------------------------------------------------

         -----------------------------------------------------------------------------------------------------------------
         EXHIBIT NO.       DESCRIPTION OF EXHIBIT
         -----------       ----------------------

         -----------------------------------------------------------------------------------------------------------------
         4.21*             Subscription Agreement, dated March 25, 1999, between Integrated Transportation Network Group
                           Inc. and Virtual Financial Corp.
         -----------------------------------------------------------------------------------------------------------------
         4.22*             Stock Purchase Warrant, dated March 25, 1999 in favor of Virtual Finance Corp.
         -----------------------------------------------------------------------------------------------------------------
         4.23*             Subscription Agreement, dated March 26, 1999, between Integrated Transportation Network Group
                           Inc. and Dr. Yung Yau.
         -----------------------------------------------------------------------------------------------------------------
         4.24*             Subscription Agreement, dated March 26, 1999, between Integrated Transportation Network Group
                           Inc. and Kwok Kee Billy Yung.
         -----------------------------------------------------------------------------------------------------------------
         10.1(1)           Letter Agreement, dated March 19, 1997 between Dawson Science Corporation and Shenzhen City
                           Zhenghua Traffic and Transportation Main Company, Ltd.
         -----------------------------------------------------------------------------------------------------------------
         10.2(1)           Letter Agreement, dated June 27, 1997 between Dawson Science Corporation and Wharton Capital
                           Partners Ltd.
         -----------------------------------------------------------------------------------------------------------------
         10.3(1)           Consulting Agreement, dated February 11, 1998 between Dawson Science Corporation and R.I.P.
                           Consultants.
         -----------------------------------------------------------------------------------------------------------------
         10.4(1)           Contract for Chinese Foreign Equity Joint Venture, dated October 8, 1997 between Dawson Science
                           Corporation and Wu Qui Mei (Shenzhen Jinzhenghua Transport Industrial Development Co. Ltd.).
         -----------------------------------------------------------------------------------------------------------------
         10.5(1)           Regulations for Chinese Foreign Equity Joint Venture, dated October 8, 1997 between Dawson
                           Science Corporation and Shenzhen Jinzhenghua Transport Industrial Development Co. Ltd.
         -----------------------------------------------------------------------------------------------------------------
         10.6(1)           Business Loan and Security Agreement, dated November 3, 1997 between Dawson Science
                           Corporation and Yeung Ming-Sum.
         -----------------------------------------------------------------------------------------------------------------
         10.7(1)           Business Loan and Security Agreement, dated September 19, 1997 between Dawson Science
                           Corporation and Yeung Shu-kin.
         -----------------------------------------------------------------------------------------------------------------
         10.8(1)           Business Loan and Security Agreement, dated September 30, 1997 between Dawson Science
                           Corporation and Neolite Neon Co. Pty. Ltd.
         -----------------------------------------------------------------------------------------------------------------
         10.9(1)           Grid Promissory Note, dated July 3, 1997, payable to Wharton Capital Partners, Ltd.
         -----------------------------------------------------------------------------------------------------------------
         10.10(1)          Agreement, dated May 28, 1998 between Dawson Science Corporation, Integrated Transportation
                           Network Group Inc. and R.I.P. Consultants.
         -----------------------------------------------------------------------------------------------------------------
         10.11(2)          Agreement to purchase 2000 automobiles, between Sun Loong and Shenzhen Jinzhenghua Transport
                           Industrial Development Co., Ltd. (terminated)
         -----------------------------------------------------------------------------------------------------------------
         10.12(2)          Agreement to purchase 3000 automobiles, between First Automobile and Shenzhen Jinzhenghua
                           Transport Industrial Development Co., Ltd.
         -----------------------------------------------------------------------------------------------------------------
         10.13*            Consulting Agreement, dated January 29, 1999, between Integrated Transportation Network Group
                           Inc. and Roy Lerman.
         -----------------------------------------------------------------------------------------------------------------
         10.14*            1999 Combination Stock Option Plan.
         -----------------------------------------------------------------------------------------------------------------
         10.15*            Consulting Agreement, dated March 12, 1999, between Integrated Transportation Network Group
                           Inc., and Orient Financial Services Limited.
         -----------------------------------------------------------------------------------------------------------------
         10.16*            Consulting Agreement, dated February 16, 1999 between Integrated Transportation Network Group
                           Inc., and Virtual Financial Corp.
         -----------------------------------------------------------------------------------------------------------------
         10.17*            Consulting Agreement, dated March 12, 1999, between Integrated Transportation Network Group
                           Inc., and Orient Financial Services Limited.
         -----------------------------------------------------------------------------------------------------------------
         21(2)             List of Subsidiaries.
         -----------------------------------------------------------------------------------------------------------------
         27.1*             Financial Data Schedule.
         -----------------------------------------------------------------------------------------------------------------

---------------------

         (1) Filed as an Exhibit, with the same Exhibit number, to Amendment No. 3 to the Registrant's registration statement on Form S-1 filed with the Securities and Exchange Commission on June 29, 1998, and incorporated herein by this reference

         (2) Filed as an Exhibit, with the same Exhibit number, to Registrant's Form 10-K filed with the Securities and Exchange Commission on April 15, 1999 and incorporated herein by reference.

         *        Filed herewith.