Form 10-K/A
period 1998-12-31
INTEGRATED TRANSPORTATION NETWORK GROUP INC
filed 2000-03-31
CIK 1057561

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
            (MARK ONE)

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
                         Commission File Number: _______
                  INTEGRATED TRANSPORTATION NETWORK GROUP INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                                     13-3993618
                  --------                                     ----------
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)

  575 Lexington Avenue, Suite 410, New York, NY                   10022
  ---------------------------------------------                   -----
   (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (212) 840-8866

           Securities registered pursuant to Section 12(b) of the Act:


     Title of each class              Name of each exchange on which registered
            N/A
--------------------------            ------------------------------------------
--------------------------            ------------------------------------------
           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.01
                          ----------------------------
                                 Title of class

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

ITEM 3.  LEGAL PROCEEDINGS

TAXI LICENSES

         A significant number of taxi licenses owned by subsidiaries of Jinzhenghua Transport, ITN's subsidiary, have been the subject of recent legal proceedings. These taxi licenses had been seized by certain Chinese Courts as a result of being pledged as collateral for bank loans granted to Zhenghua Group and its affiliates ("Zhenghua") prior to the reorganization of Jinzhenghua Transport in March 1997.

         The first proceeding, commencing May 1999, involved enforcement in the Shenzhen Intermediate People's Court (the "Intermediate Court") in favor of Shenzhen Cooperative Bank ("SCB") of certain liens which the SCB was granted against the Company's taxi licenses in connection with approximately $14,188,000 of loans SCB made to Zhenghua during 1994 to 1996. These loans had been secured by various assets of Zhenghua Group, which included 378 taxi licenses owned by
Jinzhenghua Transport. In March, 1997 (prior to the reorganization of Jinzhenghua Transport), Zhenghua entered into an agreement with Jinzhenghua Transport pursuant to which Zhenghua agreed to contribute and transfer various assets including the 378 taxi licenses to Jinzhenghua Transport.

         In May 1997, Zhenghua, with its understanding that the taxi licenses were to be released as collateral, entered into an agreement (the "Agreement") with SCB pursuant to which Zhenghua assumed sole responsibility for repaying the outstanding loans to SCB and agreed to provide certain real estate as new collateral to secure its debt to SCB. Additionally, in September, 1998, 2.1 million shares of the common stock of the Company (ITN), owned by the principal stockholder, were pledged to SCB in support of certain guarantees given to SCB. During the second quarter of 1999, the Intermediate Court advised Jinzhenghua Transport of the foreclosure of the SCB debt and the 378 licenses were seized under such foreclosure. During November 1999, the Intermediate Court restored the seized taxi licenses to Jinzhenghua Transport.

         Subsequent to that restoration of taxi licenses by the Intermediate Court's action, the Company obtained written documentation from SCB in which SCB confirmed that neither the Company nor Jinzhenghua Transport had any responsibility or obligation to SCB in connection with any loans made by SCB to Zhenghua. The Company also obtained written confirmation from the Shenzhen Vehicle Registration Bureau that the 378 taxi licenses are owned by Jinzhenghua and no collateral or lien is registered thereon.

         The second proceeding related to an additional 50 taxi licenses of Jinzhenghua Transport. In early 1999, another lender of Zhenghua, Shenzhen Development Bank, sought to foreclose upon 50 of the Jinzhenghua Transport's taxi licenses after Zhenghua defaulted on such loans. In September 1999, the Shenzhen Luohu District People's Court reversed a prior foreclosure action on these taxi licenses and ordered the return of the 50 taxi licenses to the Company based solely upon procedural errors in the foreclosure, and the 50 taxi licenses may be subject to further claims.

         Since these actions took place in a developing China legal system, any legal decisions relating to the Company's assets, including the 378 and 50 taxi licenses discussed above, may be subject to further claims, liens or repossession by the Court or the Chinese government. Any such further proceedings might result in a material adverse effect on the financial position of the Company. (Please also refer to Item 7, "Risk Factors", from the prior submitted Form 10-K of the Company)

DAWSON SCIENCE CORPORATION
--------------------------

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

         The Company had entered into two agreements to purchase an aggregate of 5,000 automobiles for an aggregate purchase price of approximately $78,811,000. One contract, which was for 2,000 cars for an aggregate purchase price of $31,336,000, has been terminated by the Company without liability or penalty. The other purchase contract, which was subsequently cancelled during 1999 with payment of penalties and car parking charges, was for 3,000 cars for an aggregate purchase price of $47,475,000.

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

Year Ended December 31, 1998 Compared With Year Ended December 31, 1997
-----------------------------------------------------------------------


                                                 Year Ended                        Year Ended
                                                  December       Percentage of      December      Percentage of
                                                 31,  1998        Revenue, Net      31, 1997      Revenue, Net
                                                ------------   --------------     ------------   --------------
Revenue, net                                      $22,343,000      100.0%          $12,538,000        100.0
Total operating expenses                            8,499,000       38.0             5,132,000         40.9
Total expenses(1)                                  11,633,000       52.1             5,858,000         46.7
Income before provision for  income tax,
 minority interest and cumulative effect of
change in accounting principle(2)                  11,684,000       52.3             6,680,000         53.3
Income before minority interest and
cumulative effect of change in accounting
principle(2)                                        9,774,000       43.7             6,223,000         49.6
Net income(1)                                       7,869,000       35.2             5,886,000         46.9


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

         Other Operating Expenses. Other operating expenses includes traffic regulation fees, road maintenance fees, insurance, salaries, rent, costs of materials, depreciation (non-revenue earning equipment) and other general and administrative expenses. During 1998, other operating expenses were $4,515,000, compared with $2,692,000 during 1997, an increase of $1,823,000. During 1998, other operating expenses, as a percentage of revenue, net, decreased to 20.2%, compared with 21.5% for 1997. The decrease in operating expenses as a percentage of revenue, net, was due primarily to cost control measurers implemented in the Taxi Business and expansion of the Rental Business (which has lower operating costs, as a percentage of revenue, than the Taxi Business). The increase in the amount of other operating expenses was primarily due to a $971,000 increase in expenses related to the new Rental Business,

$245,000 in losses due to disposal of revenue earning equipment by the Taxi Business, and a bad debt write-off of $240,000 by the Repair Business.

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

1997 Compared With 1996
-----------------------





                                                                  Percentage
                                                                  of Revenue,                   Percentage of
                                                     1997            Net            1996        Revenue, Net
                                                  ------------   ------------   -----------     -------------
Revenue, net                                       $12,538,000      100.0%       $9,211,000         100.0%
Operating Expenses                                   5,132,000       40.9         3,487,000          37.9
Total expenses(1)                                    5,858,000       46.7         4,091,000          44.4
Income before provision for  income tax,
  minority interest and cumulative
  effect of change in accounting principle           6,680,000       53.3         5,120,000          55.6
Income before minority interest and
  cumulative effect of change in
  accounting principle                               6,223,000       49.6         4,720,000          51.2
Net income                                           5,886,000       46.9         4,563,000          49.5


         (1)      Excludes income taxes.


         Revenue, net, was $12,538,000 in 1997, an increase of 36.1% from $9,211,000 in 1996. The increase was primarily due to the contribution of
$2,636,000 in 1997 from the new Rental Business started in August 1997. The Taxi, Rental and Repair Businesses contributed 67.2%, 21.0% and 11.8%, respectively, to revenue, net, in 1997, compared with 83.8%, 0% and 16.2%, respectively, in 1996. Revenue, net, from the Taxi Business increased to $8,425,000 in 1997 from $7,722,000 in 1996, a 9.1% increase. The increase was primarily due to $151,000 of revenue from 50 additional taxi cabs in Ganzhou, $180,000 of revenue from increases in night-shift taxi driver activities, $262,000 of revenue from renewals of taxi driver contracts and $110,000 of revenue from increases in monthly.

rental payments from taxi drivers. Revenue, net, from the Repair Business was $1,477,000 in 1997, an immaterial change from $1,489,000 in 1996.

         Total expenses (excluding income taxes) were $5,858,000 in 1997, an increase of $1,767,000, or 43.2%, from $4,091,000 in 1996. The increase, was primarily attributable to a $419,000 increase in depreciation of revenue earning equipment, a $122,000 increase in net interest expense, and a $1,224,000 increase in other operating expenses. The increase in depreciation of revenue earning equipment was primarily due to $385,000 of depreciation on rental cars related to the new Rental Business. The increase in net interest expense was primarily due to fees paid to banks for the extention of short-term loans and an increase in interest-bearing debt. The increase in other operating expenses was primarily due to $403,000 of expenses related to the new Rental Business, which commenced operations in August 1997, and $934,000 of accounting, legal and other professional and advisory expenses that began to accrue in mid-1997 and related primarily to the Reorganization. See "General" above. In addition, increases in direct fixed costs and management expenses related to the Repair Business ($123,000) and increases in operating costs due to expansion of the Taxi Business ($95,000) were offset by efficiencies in office expenses, rent and maintenance charges in the Taxi and Repair Businesses. The Rental, Taxi and Repair Businesses contributed 15.1%, 82.2% and 2.7%, respectively, to total depreciation and amortization in 1997, compared to 0%, 96.2% and 3.8%, respectively, in 1996.

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

         As the Company's financial resources permit, the Company intends to make capital expenditures, primarily for the purchase of new automobiles for the Taxi and Rental Businesses. The Company contracted with a car manufacturing company in early 1998 to acquire 3,000 cars for car rental business purposes. The contracted amount for such agreement was $47,475,000 and the outstanding commitment was $36,000,000 after deduction of deposits paid of $11,475,000. Subsequently, the Company entered into a supplementary agreement with the car supplier to extend the payment due date under the contract. During 1999, as a result of the Company not performing its obligations under such contract, the Company has entered into a third agreement with the car supplier to terminate the above two agreements by compensating the car supplier with payment of penalties and car parking charges. Under that cancellation agreement, the Company was subject to a penalty of $1,812,000 and car parking charges of $884,000 (aggregating $2,696,000), the amount of which was charged to operations during the quarter ended June 30, 1999. $6,847,000 of the deposits paid will be applied by delivery of 390 cars by early year 2000 and the balance of $1,932,000 is treated as prepayment for purchase of spare parts from the car supplier.

         Additionally, the Company has contracted with two car suppliers in June 1999 to acquire 300 cars for its Taxi Business. The contracted amount for such agreements were $4,168,000. A down payment of $2,175,000 has been made to the supplier as of September 30, 1999.

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

         Pursuant to Jinzhenghua Transport's organizational documents, the Company and the minority owners of Jinzhenghua Transport were obligated to contribute $9.2 Million and $800,000 (in cash or assets), respectively, to the registered capital of Jinzhenghua Transport. In particular, the Company was obligated to make its capital contribution to Jinzhenghua Transport in two equal installments of $4.6 Million, the first of which was due October 30, 1998 and the second of which will be due December 26, 1999. The minority owners were obligated to contribute $340,000 by October 30, 1998 and the balance by December 26, 1999. To date, the Company has contributed approximately $300,000 of its aggregate $9.2 Million obligation to the capital of Jinzhenghua Transport. Accordingly, the Company has not performed on its obligation to contribute $4.2 Million to Jinzhenghua Transport by October 30, 1998. The minority owners also did not perform on their obligations to contribute the aggregate $340,000 by October 30, 1998.

         The organizational documents were amended under date of November 22, 1999. Under the amended documents, the Company will be obligated to make its capital contribution to Jinzhenghua Transport in two equal instalments of $4.45 million, the first of which will be due December 31, 2000 and the second of which will be due August 28,2001. The minority owners will be obligated to contribute $22,000 by February 29, 2000, $329,000 by December 31, 2000, and $449,000 by August 28,2001. In the same amendment, Jinzhenghua Transport changed its corporate name to Shenzhen Yunrun Transport Group Co., Ltd. ("Yunrun Transport"). The amendment was approved by the appropriate Chinese authorities on December 17, 1999. On December 27, 1999, the Chinese government renewed Yunrun Transport's business license to August 28, 2001.

         The Company expects that it will be required to make the remaining capital contribution to Yunrun ($8.9 Million) by the appropriate due dates. Although there can be no assurance, the Company believes that it will be able to raise sufficient capital from additional financings to contribute the remaining balance of $8.9 Million to the capital of Yunrun by the appropriate due dates. If the Company fails timely to make any of the required contribution or fails to obtain an extension approved by the government, the government may cancel or refuse to renew Yunrun's business license, which would materially and adversely affect the Company.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                            INTEGRATED TRANSPORTATION
                                   NETWORK GROUP INC.
                                     AND SUBSIDIARIES








                                               CONSOLIDATED FINANCIAL STATEMENTS
                                    YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                                                       CONTENTS
-------------------------------------------------------------------------------



        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                    31

        CONSOLIDATED FINANCIAL STATEMENTS:
           Balance sheets                                                     32
           Statements of operations                                           33
           Statements of shareholders' equity                                 34
           Statements of cash flows                                           35
           Notes to consolidated financial statements                    36 - 57

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

As more fully discussed in Note 12(a) to the consolidated financial statements, during the months of May to November 1999, uncertainties arose as to whether a total of 528 taxi licenses owned by the Company in the People's Republic of China collateralize borrowings by entities controlled by Shenzhen Transport Zhenghua Group Co. Ltd., an affiliate of the Company. Such borrowings arose prior to the reorganization discussed in Note 1. Ownership of the licenses had reverted back to the Company as a result of legal and other proceedings.

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

/s/ BBO International
BDO International

Hong Kong

April 12, 1999 (except for Note 12, which is as of December 27, 1999)

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                                     CONSOLIDATED BALANCE SHEETS
                                                       (US DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------



 December 31,                                                                                  1997             1998
 ---------------------------------------------------------------------------------- ---------------- -----------------
 ASSETS
 Cash and cash equivalents                                                                 $  4,723         $  4,910
 Trade receivables, net of allowance of $67 and $-0-, respectively                              719              105
 Prepayments and other assets (Note 6)                                                          366           17,077
 Inventories (Note 9)                                                                            97               38
 Property and equipment, net (Notes 2 and 9)                                                  1,363            1,136
 Revenue-earning equipment, net (Notes 3 and 8)                                              31,488           29,379
 Taxi licenses, net (Notes 4 and 8 and 12)                                                   12,093           11,814
 Construction-in-progress (Note 5)                                                            2,321            2,263
 Organization costs, net                                                                        847                -
 Deposit (Note 12)                                                                            1,937            1,935
 ---------------------------------------------------------------------------------- ---------------- -----------------
                                                                                            $55,954          $68,657
 ---------------------------------------------------------------------------------- ---------------- -----------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES:
    Bank loans (Note 8)                                                                    $  3,776         $  2,402
    Notes payable (Note 9)                                                                    4,320              320
    Trade payables                                                                            1,619            1,167
    Other payables (Note 7)                                                                   3,522            5,160
    Due to directors                                                                            286               71
    Due to affiliate, Zhenghua (Note 10(b))                                                   6,220              149
    Due to minority shareholders, net (Note 10(a))                                               19               19
    Deferred revenue                                                                          2,983            3,001
    Accrued expenses                                                                            476            1,770
    Income tax payable                                                                          883            2,651
    Deferred income taxes (Note 11)                                                             102              247
 ---------------------------------------------------------------------------------- ---------------- -----------------
               TOTAL LIABILITIES                                                             24,206           16,957
 ---------------------------------------------------------------------------------- ---------------- -----------------
 MINORITY INTEREST                                                                            1,567            2,919
 ---------------------------------------------------------------------------------- ---------------- -----------------
 COMMITMENTS AND CONTINGENCIES (NOTES 12 AND 13)
 SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value - authorized 50,000,000 shares; issued and                      60              104
       outstanding 6,041,573 shares at December 31, 1997 and 10,435,030 shares at
       December 31, 1998
    Additional paid-in capital                                                               12,665           23,385
    Retained earnings                                                                        17,050           24,919
    Accumulated other comprehensive income - foreign currency translation                       406              373
       adjustments
 ---------------------------------------------------------------------------------- ---------------- -----------------
               TOTAL SHAREHOLDERS' EQUITY                                                    30,181           48,781
 ---------------------------------------------------------------------------------- ---------------- -----------------
                                                                                            $55,954          $68,657
 ---------------------------------------------------------------------------------- ---------------- -----------------

                   See  accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                   (US DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------



  Year ended December 31,                                                     1996             1997              1998
  ---------------------------------------------------------------------------------------------------------------------
  REVENUE, NET                                                            $  9,211          $12,538           $22,343
  ---------------------------------------------------------------------------------------------------------------------
  OPERATING EXPENSES:
     Depreciation of revenue-earning equipment                               1,755            2,174             3,717
     Amortization of taxi licenses                                             264              266               267
     Other operating expenses                                                1,468            2,692             4,515
  ---------------------------------------------------------------------------------------------------------------------
             TOTAL OPERATING EXPENSES                                        3,487            5,132             8,499
  ---------------------------------------------------------------------------------------------------------------------
             OPERATING INCOME                                                5,724            7,406            13,844
  OTHER EXPENSES:
     Interest expense, net of interest income                                 (604)            (726)             (660)
     Provision for class action lawsuit (Note 12 and 19)                         -                -            (1,500)
  ---------------------------------------------------------------------------------------------------------------------
             INCOME BEFORE PROVISION FOR INCOME TAX, MINORITY                5,120            6,680            11,684
                INTEREST AND CUMULATIVE EFFECT OF CHANGE IN
                ACCOUNTING PRINCIPLE
  PROVISION FOR INCOME TAX (NOTE 11)                                           400              457             1,910
  ---------------------------------------------------------------------------------------------------------------------
             INCOME BEFORE MINORITY INTEREST AND CUMULATIVE                  4,720            6,223             9,774
                EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
  MINORITY INTEREST                                                            157              337               931
  ---------------------------------------------------------------------------------------------------------------------
             INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN                    4,563            5,886             8,843
                ACCOUNTING PRINCIPLE
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE -                          -                -               974
     WRITE-OFF OF ORGANIZATION COSTS (NOTE 1 AND 19)
  ---------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                                 4,563            5,886             7,869
  OTHER COMPREHENSIVE INCOME (LOSS) - FOREIGN CURRENCY                          39               59               (33)
     TRANSLATION ADJUSTMENTS
  ---------------------------------------------------------------------------------------------------------------------
  COMPREHENSIVE INCOME                                                    $  4,602         $  5,945          $  7,836
  ---------------------------------------------------------------------------------------------------------------------
  NET INCOME PER COMMON SHARE (NOTE 14):
     Before cumulative effect of change in accounting principle:
          Basic                                                        $      .76        $     .97         $    1.21
          Diluted                                                             .76              .97              1.17
     After cumulative effect of change in accounting principle:
          Basic                                                        $      .76        $     .97         $    1.07
          Diluted                                                             .76              .97              1.04
  ---------------------------------------------------------------------------------------------------------------------
  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (NOTE 14):
        Basic                                                                6,042            6,042             7,321
        Diluted                                                              6,042            6,132             7,648
  ---------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                       (US DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------



 Years ended December 31, 1996, 1997 and 1998
 ---------------------------------------------------------------------------------------------------------------------
                                                                Additional   Retained    Accumulated        Total
                                                                  paid-in    earnings       other       shareholders'
                                                                  capital               comprehensive      equity
                                                                                           income -
                                                                                           foreign
                                                                                           currency
                                                                                         translation
                                                                                         adjustments
                                             Common stock
                                          Shares      Amount
 ---------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1995                      -     $     -   $  5,142     $  6,601         $ 308         $12,051
 Contribution of capital                         -           -        107            -             -             107
 Foreign currency translation                    -           -          -            -            39              39
    adjustments
 Net income                                      -           -          -        4,563             -           4,563
 ---------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1996                      -           -      5,249       11,164           347          16,760
 Contribution of capital (Notes 10               -           -      7,476            -             -           7,476
    and 16)
 Reorganization-March 1997 (Note 1)      6,041,573          60        (60)           -             -               -
 Foreign currency translation                    -           -          -            -            59              59
    adjustments
 Net income                                      -           -          -        5,886             -           5,886
 ---------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1997              6,041,573          60     12,665       17,050           406          30,181
 Issuance of shares for consulting           7,500           -         33            -             -              33
    services (Note 12)
 Issuance of shares for liquidated          17,268           1        163            -             -             164
    damages under financing agreement
    (Note 9(a))
 Issuance of shares with respect to      1,324,345          13      4,227            -             -           4,240
    conversion of promissory notes
    (Note 9(b))
 Issuance of shares in connection          206,250           2        673            -             -             675
    with private placement during May
    1998, net of issuance costs
    (Note 13(a))
 Issuance of shares in connection          609,523           6      1,434            -             -           1,440
    with private placement during
    December 1998, net of issuance
    costs (Note 13(b))
 Conversion of debt to equity            2,228,571          22      3,878            -             -           3,900
    (Note 13(c))
 Receipt of promissory note from                 -           -        312            -             -             312
    minority shareholder (Note 13(d))
 Foreign currency translation                    -           -          -            -           (33)            (33)
    adjustments
 Net income                                      -           -          -        7,869             -           7,869
 ---------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1998             10,435,030        $104    $23,385      $24,919         $ 373         $48,781
 ---------------------------------------------------------------------------------------------------------------------

                 See   accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------




 Year ended December 31,                                                         1996            1997            1998
 ---------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                $ 4,563        $  5,886       $   7,869
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization of property, equipment and               1,884           2,617           3,967
            revenue-earning equipment
         Amortization of taxi licenses                                            264             266             267
         Minority interest                                                        244             703           1,352
         Amortization and write-off of organization costs                          35              50             974
         Deferred income tax                                                       56              27             145
         Exchange adjustment                                                      (18)            (10)             15
         Loss on disposal of fixed assets                                           -               -             275
         Changes in assets and liabilities:
            (Increase) decrease in trade and other receivables                   (428)           (204)            375
            (Increase) decrease in inventories                                    (29)            (68)             58
            (Decrease) increase in trade and other payables                      (200)          2,669             679
            Increase in accrued expenses                                           17             459           1,560
            Increase in income tax payable                                        361             391           1,768
            (Decrease) increase in deferred income                               (764)            830              18
 ---------------------------------------------------------------------------------------------------------------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                        5,985          13,616          19,322
 ---------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property, equipment and revenue-earning equipment             (608)         (1,489)         (2,028)
    Proceeds from sale of property, equipment and revenue-earning                  94               -               -
       equipment
    Organization costs                                                            (51)           (735)           (127)
    Prepayment for acquisition of revenue-earning equipment                         -               -         (15,704)
 ---------------------------------------------------------------------------------------------------------------------
               NET CASH USED IN INVESTING ACTIVITIES                             (565)         (2,224)        (17,859)
 ---------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowing on bank loans                                                       200             605               -
    Repayments of bank loans                                                        -            (926)         (1,169)
    Repayments of amount due to affiliates                                     (5,210)        (11,565)         (2,457)
    Amount due from (to) minority shareholder                                      20            (362)              -
    Proceeds from notes payable                                                     -           4,320               -
    Proceeds from issuance of common stock, net                                     -               -           2,350
 ---------------------------------------------------------------------------------------------------------------------
               NET CASH USED IN FINANCING ACTIVITIES                           (4,990)         (7,928)         (1,276)
 ---------------------------------------------------------------------------------------------------------------------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                                        430           3,464             187
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   829           1,259           4,723
 ---------------------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 1,259       $   4,723       $   4,910
 ---------------------------------------------------------------------------------------------------------------------

                  See  accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------


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

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

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

                           Subsidiary                                  Industry   Jinzhenghua's
                                                                                 equity interest
                           -----------------------------------------------------------------------

                           Shenzhen Aorun Taxi Co. Ltd.               Taxi leasing       97%
                           Shenzhen Guorun Taxi Co. Ltd.              Taxi leasing       95
                           Shenzhen Anrun Taxi Co. Ltd.               Taxi leasing       97
                           Shenzhen  Yunhua Taxi Co. Ltd.             Taxi leasing       97
                           Shimen Zhenghua Taxi Co. Ltd.              Taxi leasing       98
                           Shenzhen Junpeng Auto Repair Plant Co.
                               Co. Ltd.                               Auto repair       100
                           Shimen Yindu Hotel Co. Ltd.                Hotel              56
                           -----------------------------------------------------------------------

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------


                           Subsequent  to  the  aforementioned   reorganization,
                           Jinzhenghua    Transport    has    established    new
                           subsidiaries as follows:


                           Subsidiary                                    Industry         Jinzhenghua's
                                                                                         equity interest
                           -----------------------------------------------------------------------------
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
                             Co. Ltd.
                           -----------------------------------------------------------------------------


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

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

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

                           Revenue Earning Equipment, Property and Equipment, and Depreciation

                           Revenue earning equipment, property and equipment are stated at cost. Depreciation is computed by utilizing the straight-line method over the estimated useful lives of the assets as follows:


                                                                                          Estimated useful
                                                                                           life (in years)
                           -------------------------------------------------------------------------------
                           Revenue - earning equipment:
                              Taxi vehicles and rental cars                                    6-8
                              Repair shop equipment                                            5-10
                           Property and equipment:
                              Land usage rights                                                   40
                              Furniture and fixtures                                           5-10
                              Transportation equipment                                         6-10
                              Other equipment                                                  5-10
                           -------------------------------------------------------------------------------


                           Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in operations.

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------


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

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------


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

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                           Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.


         PROPERTY AND      Property and equipment consists of:
         EQUIPMENT
                           December 31,                                            1997             1998
                           --------------------------------------------------------------------------------
                           Land usage rights                                    $   362          $   362
                           Furniture and fixtures                                    11                3
                           Transportation equipment                               1,324            1,088
                           Other equipment                                          488              579
                           --------------------------------------------------------------------------------
                                                                                  2,185            2,032
                           Less:  Accumulated depreciation and                     (822)            (896)
                                     amortization
                           --------------------------------------------------------------------------------
                                                                                 $1,363           $1,136
                           --------------------------------------------------------------------------------


                           Depreciation and amortization charged to operations was $128, $443 and $250 in 1996, 1997 and 1998, respectively.

3.       REVENUE-EARNING   Revenue-earning equipment consists of:
         EQUIPMENT
                           December 31,                                             1997             1998
                           --------------------------------------------------------------------------------
                           Taxi vehicles                                         $14,570          $14,824
                           Rental cars                                            24,067           24,230
                           Repair shop equipment                                     200              206
                           --------------------------------------------------------------------------------
                                                                                  38,837           39,260
                           Less:  Accumulated depreciation                        (7,349)          (9,881)
                           --------------------------------------------------------------------------------
                                                                                 $31,488          $29,379
                           --------------------------------------------------------------------------------

                           Depreciation charged to operations was $1,756, $2,174 and $3,717 in 1996, 1997 and 1998, respectively.

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------



4.       TAXI LICENSES      The  Company  has a total of 728 taxi  licenses (see
                            Note 12(a)) as of December 31, 1998, all of which were acquired through public auction. Taxi licenses consist of:




                                     December 31,                                            1997             1998
                                     --------------------------------------------- ---------------- -----------------
                                     Taxi licenses, at cost                               $13,381          $13,368
                                     Less:  Accumulated amortization                       (1,288)          (1,554)
                                     --------------------------------------------- ---------------- -----------------
                                                                                          $12,093          $11,814
                                     --------------------------------------------- ---------------- -----------------



                           Amortization charged to operations was $264, $266 and $267 in 1996, 1997 and 1998, respectively.


5.       CONSTRUCTION-IN-  Construction-in-progress  represents a hotel  project
         PROGRESS located in the Hunan Province, PRC. The construction work of the hotel has been temporarily suspended. Management considers that the construction work will be continued in the near future and no provision for loss as a result of such suspension is anticipated. The construction-in-progress is stated at cost. All direct costs relating to the construction of the hotel are capitalized as long-term assets. No interest has been capitalized.






6. PREPAYMENTS AND Prepayments and other assets includes deposits paid OTHER ASSETS totaling $11,476 for the acquisition of 3,000 automobiles for car rental purposes (Note 12) and $4,228 for the acquisition of 300 cars for taxi replacement purposes.





7.       OTHER PAYABLES    December 31,                                          1997               1998
                           --------------------------------------------------------------------------------
                           Deposit from rental car customers                   $   332            $   435
                           Deposits from taxi drivers                            1,042              1,420
                           Taxi car maintenance fund                               273                188
                           Due to Traffic Authority                                774                652
                           Receipts in advance from taxi drivers                   436              1,726
                           Other, including car suppliers,                         665                739
                             value-added tax and insurance
                           --------------------------------------------------------------------------------
                                                                                $3,522             $5,160
                           --------------------------------------------------------------------------------


8.       BANK LOANS       The  Company  obtained  various lines of credit from
                          creditworthy commercial banks in China to finance its operations. These loans were secured by certain of the Company's assets. All the lending banks are Chinese. Except for $200 of US dollar loans at December 31, 1997, all loans are denominated in RMB.
                          Bank loans consist of the following:

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------



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
                                   605          18.0               3/99       50 taxi vehicles
                                 2,971          15.1               3/99       150 taxi vehicles and 100
                                                                                 taxi licenses
                           --------------------------------------------------------------------------------
                                $3,776
                           --------------------------------------------------------------------------------

                           December 31, 1998
                           --------------------------------------------------------------------------------
                             Principal     Interest rate       Maturity                Collateral
                           --------------------------------------------------------------------------------
                              $2,402            15.1%              4/00       150 taxi vehicles and 100
                                                                                 taxi licenses
                           --------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------


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
                                 500            12.0                   3/18/98            (b)
                               1,500            12.0                   3/29/98            (b)
                               2,000            12.0                   5/02/98            (b)
                           --------------------------------------------------------------------------------
                              $4,320
                           --------------------------------------------------------------------------------


                           December 31, 1998
                           --------------------------------------------------------------------------------
                             Principal      Interest rate             Maturity               Collateral
                           --------------------------------------------------------------------------------
                           $320                  8.0%        4/02/98 (in default)         (a)
                           --------------------------------------------------------------------------------

                           --------------

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

                           --------------

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

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------





  10.       RELATED PARTY  (f)      The  amount  due  to  minority  shareholders
            TRANSACTIONS            represents   the  net  balance  due  to  two
                                    minority shareholders.


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

                           (b) The Company, from time to time, receives funding from or provides funding to Zhenghua (see Note 12). All advances are noninterest bearing and are without stated terms of repayment. The following is a summary of the balance of the amounts due to Zhenghua:




                                    December 31,                                         1997          1998
                                    --------------------------------------------- ------------- -------------
                                    Beginning balance                               $   2,150       $ 6,220
                                    Acquisition of revenue earning equipment           24,067             -
                                    Acquisition of taxi licenses                          115             -
                                    Exchange difference                                     8            (8)
                                    Construction costs, hotel                            (455)          (56)
                                    Repayments of advances                            (11,565)       (2,220)
                                    Expenses paid on behalf of Zhenghua (net)            (624)            -
                                    Transferred to additional paid-in capital          (7,476)            -
                                    Property and equipment transferred to                   -           (87)
                                      Zhenghua
                                    Conversion of debt to equity (Note 13(c))               -        (3,900)
                                    Bank loan undertaken by Zhenghua                        -           200
                                    --------------------------------------------- ------------- -------------
                                    Ending balance                                  $   6,220      $    149
                                    --------------------------------------------- ------------- -------------


                           (c) Other assets include advances to directors, Mr. Peng Jun and Ms. Wu Qi Mei, in the amount of $188 at December 31, 1998. All advances do not bear interest and do not have any clearly defined terms of repayment. A $312 promissory note from a minority shareholder (Note 13(d)) is also included in other assets.

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

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


                                    December 31,                              1996            1997            1998
                                    --------------------------------------------------------------------------------
                                    Current income taxes                      $344            $430          $1,765
                                    Deferred income taxes                       56              27             145
                                    --------------------------------------------------------------------------------
                                                                              $400            $457          $1,910
                                    --------------------------------------------------------------------------------

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

                                     December 31,                              1996            1997            1998
                                    --------------------------------------------------------------------------------
                                     Standard income tax rate                 33%             33%             33%
                                     Result of income tax incentive           (24)            (26)            (20)
                                       programs
                                     Other                                     (1)              -               -
                                    --------------------------------------------------------------------------------
                                     Effective income tax rate                 8%              7%             13%
                                    --------------------------------------------------------------------------------


                                      The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the net deferred tax assets and liabilities and their approximate tax effects are as follows:


                                     December 31,                                         1997                1998
                                    --------------------------------------------------------------------------------
                                     Bad debt reserves                                   $  (8)            $     -
                                     Depreciation and amortization                         110                 247
                                    --------------------------------------------------------------------------------
                                                                                          $102                $247
                                    --------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------


12.       COMMITMENTS AND  (a)      Taxi Licenses
          CONTINGENCIES
                               (i)  A significant  number of taxi licenses owned
                                    by  subsidiaries  of  Jinzhenghua  Transport
                                    ("Jinzhenghua"), ITN's subsidiary, have been
                                    the  subject  of recent  legal  proceedings.
                                    These  taxi  licenses  had  been  seized  by
                                    certain  Chinese Courts as a result of being
                                    pledged as collateral for bank loans granted
                                    to   Zhenghua   Group  and  its   affiliates
                                    ("Zhenghua"  or "Zhenghua  Group")  prior to
                                    the   reorganization   of   Jinzhenghua   as
                                    discussed in Note 1.

                                    The first  proceeding,  commencing May 1999,
                                    involved   enforcement   in   the   Shenzhen
                                    Intermediate     People's     Court     (the
                                    "Intermediate  Court") in favor of  Shenzhen
                                    Cooperative  Bank  ("SCB") of certain  liens
                                    which  the  SCB  was  granted   against  the
                                    Company's  taxi licenses in connection  with
                                    approximately  $14,188  of loans SCB made to
                                    Zhenghua  Group  during 1994 to 1996.  These
                                    loans had been secured by various  assets of
                                    Zhenghua  Group  and 378 taxi  licenses  and
                                    corporate  guarantees from  Jinzhenghua.  No
                                    registration  of  such  pledges   (including
                                    pledges  made  after the  effective  date of
                                    laws  providing for lien  registration)  was
                                    made at the  Shenzhen  Vehicle  Registration
                                    Bureau.   In  March,   1997  (prior  to  the
                                    reorganization  of  Jinzhenghua as discussed
                                    in  Note  1),   Zhenghua   entered  into  an
                                    agreement with Jinzhenghua pursuant to which Zhenghua agreed to contribute and transfer various assets including the taxi licenses to Jinzhenghua.

                                    In   May    1997,    Zhenghua,    with   its
                                    understanding that the taxi licenses were to
                                    be released as  collateral,  entered into an
                                    agreement   (the   "Agreement")   with   SCB
                                    pursuant   to   which    Zhenghua    assumed
                                    responsibility  for repaying the outstanding
                                    loans to SCB and agreed to  provide  certain
                                    real estate as new  collateral to secure its
                                    debt to  SCB.  Additionally,  in  September,
                                    1998, 2.1 million shares of the common stock
                                    of the Company (ITN), owned by the principal
                                    stockholder,  were pledged to SCB in support
                                    of certain  guarantees  given to SCB. During
                                    the second quarter of 1999, the Intermediate
                                    Court advised Jinzhenghua of the foreclosure
                                    of the SCB  debt and the 378  licenses  were
                                    seized   under  such   foreclosure.   During
                                    November   1999,  the   Intermediate   Court
                                    restored the seized taxi licenses to the Company.


                                    Subsequent  to  that   restoration  of  taxi
                                    licenses by the Intermediate Court's action,
                                    the Company obtained  written  documentation
                                    from SCB in which SCB confirmed that neither
                                    the   Company   nor   Jinzhenghua   had  any
                                    responsibility   or  obligation  to  SCB  in
                                    connection  with  any  loans  made by SCB to
                                    Zhenghua.  The Company also obtained written
                                    confirmation   from  the  Shenzhen   Vehicle
                                    Registration   Bureau   that  the  378  taxi
                                    licenses are owned by Jinzhenghua and no collateral or lien is registered thereon.

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------


                                    Management  believes  that  based on various
                                    agreements  with  the  lenders  and  actions
                                    taken  by  relevant  parties,   the  subject
                                    licenses are free from any encumbrances.

                                    The   second   proceeding   related   to  an
                                    additional  pledge  of 50 taxi  licenses  of
                                    Jinzhenghua.  No registration of such pledge
                                    (which  was  permissible  under  laws  which
                                    became  effective  shortly  after the making
                                    thereof)  was made at the  Shenzhen  Vehicle
                                    Registration  Bureau. In early 1999, another
                                    lender  of  Zhenghua  Group,   the  Shenzhen
                                    Development   Bank   ("SDB"),    sought   to
                                    foreclose upon 50 of the Jinzhenghua's  taxi
                                    licenses after  Zhenghua Group  defaulted on
                                    its loans.  In September  1999, the Shenzhen
                                    Luohu  District  People's  Court  reversed a
                                    prior  foreclosure   action  on  these  taxi
                                    licenses and ordered the return of the 50 taxi licenses to the Company based solely upon procedural errors in the foreclosure. Management is not aware of any renewal by SDB of efforts to foreclose on the taxi licenses.

                                    Since   these   actions   took  place  in  a
                                    developing  China  legal  system  (including
                                    developing lien  registration  practices and
                                    procedures), any legal decisions relating to
                                    the Company's assets,  including the 378 and
                                    50 taxi  licenses  discussed  above,  may be
                                    subject   to   further   claims,   liens  or
                                    repossession by the Court or the Chinese government. Any such further proceedings might result in a material adverse effect on the financial position of the Company.

                           (ii) Prior to the reorganization of Jinzhenghua as discussed in Note 1, an agreement was signed on December 29, 1995 to pledge an aggregate of 528 taxi licenses, including the 378 and 50 taxi licenses discussed in
                                    (i) above,  as  collateral  to the Guangdong
                                    Overseas    Chinese   Trust   &   Investment
                                    Cooperation  (the "Trust") in support of the
                                    obligations  of the  Zhenghua  Group  to the
                                    Trust  arising out of the Trust's  agreement
                                    to  guarantee  repayment  of a  loan  in the
                                    amount of $846 given by  Everbright  Bank of
                                    China Shenzhen  Branch.  No  registration of
                                    such pledges  (which was  permissible  under
                                    laws which became  effective  shortly before
                                    the making thereof) was made at the Shenzhen
                                    Vehicle  Registration  Bureau. The loan went
                                    into  default  and the Trust  made  payment.
                                    Partial repayments were made by the Zhenghua
                                    Group  to the  Trust  subsequently,  and the
                                    Trust  entered  into  an  agreement  with an
                                    affiliate  of  Zhenghua  Group on August 30,
                                    1999 to take title to certain real estate in
                                    satisfaction  of  the  remaining   principal
                                    balance plus interest and costs in the total
                                    of  $395.  In  mid-1999,  100 out of the 528
                                    taxi licenses were  physically  deposited at
                                    the Trust and were subsequently  returned on
                                    November 11, 1999, after the transfer of the
                                    real  estate  was  completed.   The  Company
                                    obtained  written   confirmation   from  the
                                    Shenzhen Vehicles Registration Bureau that no collateral or lien is registered on the licenses. Management believes that the 528 licenses are free of any liens in favor of the Trust.

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------


                                    (b) Related Party Loan Agreements

                                    Prior to the  reorganization  of Jinzhenghua
                                    (as  discussed in Note 1),  Zhenghua  caused
                                    Jinzhenghua  to  borrow  funds   aggregating
                                    $8,872.   No  assets  of  Jinzhenghua   were
                                    pledged as  collateral  for these loans.  On
                                    December 26,  1997,  each of the lenders and
                                    the respective  borrowers  (Jinzhenghua  and
                                    Zhenghua)  entered into agreements  pursuant
                                    to which Jingzhenghua had been released from
                                    its  various  obligations  as to these loans
                                    and  the   obligations   were   assumed   by
                                    Zhenghua.


                                    (c) Related Party Loan Agreements

                                    Minimum  lease  payments   under   operating
                                    leases with noncancelable lease terms in excess of one year are as follows:

                                    Year ended December 31,   Operating leases
                                    --------------------------------------------
                                    1999                                $220
                                    2000                                 206
                                    2001                                 181
                                    2002                                 139
                                    2003                                  51
                                    Thereafter                            51
                                    --------------------------------------------
                                                                        $848
                                    --------------------------------------------



                                    Rent  expense for the years  ended  December
                                    31, 1996,  1997 and 1998 was $104,  $200 and
                                    $249, respectively.

                                    (d) Contractual Obligations

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

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                    The   Company    contracted   with   a   car
                                    manufacturing   company  in  early  1998  to
                                    acquire  3,000 cars for car rental  business
                                    purposes.  The  contracted  amount  for such
                                    agreement  was $47,475  and the  outstanding
                                    commitment  was $36,000  after  deduction of
                                    deposits paid of $11,475.  Subsequently, the
                                    Company   entered   into   a   supplementary
                                    agreement  with the car  supplier  to extend
                                    the  payment  due date  under  the  contract
                                    During 1999,  as a result of the Company not
                                    performing   its   obligations   under  such
                                    contract,  the Company  has  entered  into a
                                    third  agreement  with the car  supplier  to
                                    terminate   the  above  two   agreements  by
                                    compensating  the car supplier with payments
                                    of penalties and car parking charges.  Under
                                    that cancellation agreement, the Company was
                                    subject  to a  penalty  of  $1,812  and  car
                                    parking   charges   of   $884   (aggregating
                                    $2,696), the amount of which was charged to operations during the quarter ended June 30, 1999. $6,847 of the deposits paid will be applied by delivery of 390 cars by early year 2000 and the balance of $1,932 is treated as prepayment for purchase of spare parts from the car supplier.

                                    The Company has  contracted  with a building
                                    developer  for  the   acquisition  of  villa
                                    houses located in Shenzhen,  PRC for $2,114.
                                    The outstanding commitment at December 31, 1998 is $181 after deducting a deposit paid of $1,933.

                                    (e) Legal Matters

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

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                    (f) Capital Investment Obligation

                                    Pursuant    to    Jinzhenghua    Transport's
                                    organizational  documents,  the  Company and
                                    the minority owners of Jinzhenghua Transport
                                    were obligated to contribute $9,200 and $800
                                    (in cash or  assets),  respectively,  to the
                                    registered capital of Jinzhenghua Transport.
                                    In particular,  the Company was obligated to
                                    make its capital contribution to Jinzhenghua
                                    Transport  in  two  equal   installments  of
                                    $4,600,  the first of which was due  October
                                    30,  1998 and the  second  of which  was due
                                    December 26, 1999. The minority  owners were
                                    obligated to contribute  $340 by October 30,
                                    1998 and the balance by December  26,  1999.
                                    To  date,   the  Company   has   contributed
                                    approximately  $300 of its aggregate  $9,200
                                    obligation  to the  capital  of  Jinzhenghua
                                    Transport. Accordingly, the Company has not performed on its obligation to contribute $4,200 to Jinzhenghua Transport by October 30, 1998. The minority owners also did not perform on their obligations to contribute the aggregate $340 by October 30, 1998.

                                    The  organizational  documents  were amended
                                    under date of November 22,  1999.  Under the
                                    amended  documents,   the  Company  will  be
                                    obligated  to make its capital  contribution
                                    to   Jinzhenghua   Transport  in  two  equal
                                    installments  of $4,450,  the first of which
                                    will be due December 31, 2000 and the second
                                    of which  will be due  August  28,2001.  The
                                    minority   owners  will  be   obligated   to
                                    contribute $22 by February 29, 2000, $329 by
                                    December  31,  2000,   and  $449  by  August
                                    28,2001. In the same amendment,  Jinzhenghua
                                    Transport  changed  its  corporate  name  to
                                    Shenzhen  Yunrun  Transport  Group Co., Ltd.
                                    ("Yunrun  Transport").   The  amendment  was
                                    approved   by   the   appropriate    Chinese
                                    authorities   on  December  17,   1999.   On
                                    December 27, 1999, the Chinese government renewed Yunrun Transport's business license to August 28, 2001.

                                    If the Company  fails  timely to make any of
                                    the  required   contributions  or  fails  to
                                    obtain   an   extension   approved   by  the
                                    government, the government may cancel or refuse to renew Yunrun's business license, which would materially and adversely affect the Company

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------


                                    (g) Consulting Agreements

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

13.      SHAREHOLDER'S     (a)      During May 1998, the Company issued,  for an
         EQUITY                     aggregate of  $750  (less  issuance costs of
                                    $75), 206,250 shares of common stock and warrants to purchase an aggregate of 220,000 shares of common stock to certain private investors.

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

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------


14. EARNINGS PER SHARE              The   following   table   sets   forth   the
                                    computation of basic and diluted earnings per share:


                                     December 31,                                    1996           1997       1998
                                     --------------------------------------------------------------------------------
                                     Numerator:
                                        Net income, numerator for basic            $4,563      $5,886        $7,869
                                          earnings per share - income
                                          available to common shareholders
                                     Effect of diluted securities:                      -          63           108
                                       Interest on convertible debt after
                                       tax
                                     --------------------------------------------------------------------------------
                                     Numerator for diluted earnings per            $4,563      $5,949        $7,977
                                       share-income available to common
                                       shareholders
                                     --------------------------------------------------------------------------------
                                     Denominator:
                                        Denominator for basic earnings per          6,042       6,042         7,321
                                          share-weighted average shares
                                     Effect of diluted securities:
                                           Convertible debt                             -          90           327
                                     --------------------------------------------------------------------------------
                                     Dilutive potential common shares:
                                        Denominator for dilutive earnings           6,042       6,132         7,648
                                          per share-adjusted weighted
                                          average shares
                                     --------------------------------------------------------------------------------
                                     Basic earnings per share                    $    .76   $    .97          $1.07
                                     --------------------------------------------------------------------------------
                                     Diluted earnings per share                  $    .76   $    .97          $1.04
                                     --------------------------------------------------------------------------------


15.      FUTURE RENTAL INCOME       Rental  income  from  taxi  drivers  under
                                    noncancelable taxi lease terms in excess of one year is as follows:


                                     Year ended December 31,
                                     -------------------------------------------
                                     1999                               $13,666
                                     2000                                 5,409
                                     2001                                 3,686
                                     2002                                 2,057
                                     2003                                 1,033
                                     Thereafter                           3,867
                                     -------------------------------------------
                                                                        $29,718
                                     -------------------------------------------

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------


16.       STATEMENTS OF CASH   Supplemental Disclosures of Cash Flow Information
          FLOWS



                                     Year ended December 31,                    1996           1997           1998
                                     --------------------------------------------------------------------------------
                                     Cash paid for:
                                        Interest                                $604           $587           $675
                                        Taxes                                      -             39              -
                                     --------------------------------------------------------------------------------


                                     Supplemental Disclosures of Noncash Investing and Financing Activities


                                     December 31,                                 1996          1997          1998
                                     --------------------------------------------------------------------------------
                                     Acquisition of property and               $   361       $24,067    $        -
                                       equipment and revenue earning
                                       equipment from affiliates
                                     Acquisition of taxi licenses                    -           115             -
                                     Construction-in-progress financed by        2,302          (455)            -
                                       affiliates
                                     Additional paid-in capital                      -         7,476             -
                                       contributed by shareholder
                                     Disposal of hotel construction items            -             -            56
                                       to affiliates
                                     Disposal of property and equipment              -             -            87
                                       to affiliates
                                     Bank loan through related parties               -             -           200
                                     Issuance of shares for consulting               -             -           197
                                       services and liquidated damages
                                     Issuance of shares from conversion              -             -         4,240
                                       of debt and accrued interest
                                     Receipt of promissory note from                 -             -           312
                                       minority shareholder
                                     Issuance of shares from conversion              -             -         3,900
                                       of debt to Zhenghua
                                     --------------------------------------------------------------------------------

17.      SEGMENT INFORMATION        The Company's  operations are comprised of
                                    taxi,   car   rental,   and  auto   repair
                                    businesses   and  a   hotel   project   in
                                    Guangdong,  Hunan and other  provinces  in
                                    PRC. The Company also maintains  executive
                                    offices   in  New  York  City   (USA)  and
                                    Shenzhen   (PRC).   The   industrial   and
                                    geographical     information     regarding
                                    revenue,   income   before   income   tax,
                                    minority  interest,  and cumulative effect
                                    of change in accounting  principle,  total
                                    assets,   addition  of  long-term  assets,
                                    depreciation   and  amortization  for  the
                                    years ended  December 31,  1996,  1997 and
                                    1998, are as follows:

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------


                                    Industrial Segments


                                     Year ended December 31, 1996
                                     --------------------------------------------------------------------------------
                                                                   Taxi     Car Rental   Car         Other      Total
                                                                                       repairs
                                     --------------------------------------------------------------------------------
                                     Revenue, net                 $  7,722         $-    $1,489   $      -  $  9,211
                                     Income before provision         4,349          -       771          -     5,120
                                      for income tax, minority
                                      interest and cumulative
                                      effect of change in
                                      accounting principle
                                     Total assets as at             25,120          -       692      3,287    29,099
                                      December 31, 1996
                                     Additions of productive           141          -       463      2,667     3,271
                                      long-term assets
                                     Depreciation and                2,066          -        81          1     2,148
                                      amortization of property
                                      and equipment,
                                      revenue-earning
                                      equipment and
                                      amortization of taxi
                                      licenses
                                     --------------------------- ---------- --------- ---------- --------- ----------

                                     Year ended December 31, 1997
                                     --------------------------------------------------------------------------------
                                                                   Taxi     Car       Car         Other      Total
                                                                             rental    repairs
                                     --------------------------- ---------- --------- ---------- --------- ----------
                                     Revenue, net                   $8,425     $2,636    $1,477         $-   $12,538
                                     Income before provision         5,161      1,814       639       (934)    6,680
                                      for income tax, minority
                                      interest and cumulative
                                      effect of change in
                                      accounting principle
                                     Total assets as at             27,630     24,772       791      2,761    55,954
                                      December 31, 1997
                                     Additions of productive         1,580     24,085         4          -    25,669
                                      long-term assets
                                     Depreciation and                2,370        434        78          1     2,883
                                      amortization of property
                                      and equipment,
                                      revenue-earning
                                      equipment and
                                      amortization of taxi
                                      licenses
                                     --------------------------- ---------- --------- ---------- --------- ----------


                                     Year ended December 31, 1998
                                     --------------------------------------------------------------------------------
                                                                   Taxi     Car       Car         Other      Total
                                                                             rental    repairs
                                     --------------------------- ---------- --------- ---------- --------- ----------
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
                                      amortization of property
                                      and equipment,
                                      revenue-earning
                                      equipment and
                                      amortization of taxi
                                      licenses
                                     --------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------



                                     Geographical Segments


                                     Year ended December 31, 1996
                                     --------------------------------------------------------------------------------
                                                               Guangdong       Hunan         Others        Total
                                     --------------------------------------------------------------------------------
                                     Revenue, net              $  7,983        $1,228            $-      $  9,211
                                     Income before                4,553           567             -         5,120
                                       provision for income
                                       tax, minority
                                       interest and
                                       cumulative effect of
                                       change in accounting
                                       principle
                                     Total assets                22,671         6,428             -        29,099
                                     --------------------------------------------------------------------------------


                                     Year ended December 31, 1997
                                     --------------------------------------------------------------------------------
                                                               Guangdong       Hunan         Others        Total
                                     --------------------------------------------------------------------------------
                                     Revenue, net              $  9,525      $  1,344      $  1,669       $12,538
                                     Income before                5,858           647           175         6,680
                                       provision for income
                                       tax, minority
                                       interest and
                                       cumulative effect of
                                       change in accounting
                                       principle
                                     Total assets                28,590        14,436        12,928        55,954
                                     --------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------




                                     Year ended December 31, 1998
                                     --------------------------------------------------------------------------------
                                                               Guangdong       Hunan         Others        Total
                                     --------------------------------------------------------------------------------
                                     Revenue, net               $12,329      $  2,136      $  7,878       $22,343
                                     Income before                7,133         1,235         3,316        11,684
                                       provision for income
                                       tax, minority
                                       interest and
                                       cumulative effect of
                                       change in accounting
                                       principle
                                     Total assets                42,985        12,879        12,793        68,657
                                     --------------------------------------------------------------------------------



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

19.      FOURTH QUARTER             In the fourth  quarter of 1998,  the Company
         ADJUSTMENTS                recorded    the    following     significant
                                    adjustments:

                                    1.       A  $1,500  provision  for  a  class
                                             action lawsuit (Note 12)

                                    2.       Cumulative  effect  of a change  in
                                             accounting  principle  (Note  1) of
                                             $974.

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------


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

         Consolidated Statements of Shareholders Equity for each of the years ended December 31, 1998, 1997 and 1996.

         Consolidated Statements of Cash Flows for each of the years ended December 31, 1998, 1997 and 1996.

         Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

         (2)  Financial Statement Schedules

         Schedule 1--Condensed financial information of Registrant for the years ended December 31, 1998 and 1997.

         (3)  Listing of Exhibits

         ----------------- ------------------------------------------------------------------------------------------------
         Exhibit No.       Description of Exhibit
         -----------       ----------------------

         ----------------- ------------------------------------------------------------------------------------------------
         2.1(1)            Agreement and Plan of Reorganization.
         ----------------- ------------------------------------------------------------------------------------------------
         3.1(1)            Certificate of Incorporation of the Company, as Amended.
         ----------------- ------------------------------------------------------------------------------------------------
         3.2(1)            Bylaws of the Company.
         ----------------- ------------------------------------------------------------------------------------------------
         4.1(2)            Assignment of Indebtedness,  dated December 11, 1998 by Shenzhen  Zhenghua Group Co. Ltd. to Wu
                           Zhi Jian, New Century International S.R.L., Billy Yung and Chusa International Ltd.
         ----------------- ------------------------------------------------------------------------------------------------
         4.2(2)            Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Wu Zhi Jian.
         ----------------- ------------------------------------------------------------------------------------------------
         4.3(2)            Stock Purchase Warrant, dated December 11, 1998 in favor of Wu Zhi Jian.
         ----------------- ------------------------------------------------------------------------------------------------
         4.4(2)            Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and New Century International S.R.L.
         ----------------- ------------------------------------------------------------------------------------------------
         4.5(2)            Stock Purchase Warrant, dated December 11, 1998 in favor of New Century International S.R.L.
         ----------------- ------------------------------------------------------------------------------------------------
         4.6(2)            Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Chusa International Limited.
         ----------------- ------------------------------------------------------------------------------------------------
         4.7(2)            Stock Purchase Warrant, dated December 11, 1998 in favor of Chusa International Limited.
         ----------------- ------------------------------------------------------------------------------------------------
         4.8(2)            Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Yeung Shu Kin
         ----------------- ------------------------------------------------------------------------------------------------
         4.9(2)            Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Surewin International Limited.
         ----------------- ------------------------------------------------------------------------------------------------
         4.10(2)           Stock Purchase Warrant, dated December 11, 1998 in favor of Surewin International Limited.
         ----------------- ------------------------------------------------------------------------------------------------
         4.11(2)           Subscription  Agreement,  dated December 17, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Kwok Kee Billy Yung.
         ----------------- ------------------------------------------------------------------------------------------------
         4.12(2)           Stock Purchase Warrant, dated December 11, 1998 in favor of Kwok Kee Billy Yung.
         ----------------- ------------------------------------------------------------------------------------------------
         4.13(2)           Subscription  Agreement,  dated December 23, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Kwok Kee Billy Yung.
         ----------------- ------------------------------------------------------------------------------------------------
         10.1(1)           Letter of Agreement,  dated March 19, 1997 between Dawson Science Corporation and Shenzhen City
                           Zhenghua Traffic and Transportation Main Company, Ltd.
         ----------------- ------------------------------------------------------------------------------------------------
         10.2(1)           Letter  Agreement,  dated June 27, 1997 between Dawson Science  Corporation and Wharton Capital
                           Partners Ltd.
         ----------------- ------------------------------------------------------------------------------------------------
         10.3(1)           Consulting  Agreement,  dated February 11, 1998 between Dawson Science  Corporation  and R.I.P.
                           Consultants.
         ----------------- ------------------------------------------------------------------------------------------------
         10.4(1)           Contract for Chinese  Foreign  Equity Joint  Venture,
                           dated   October  8,  1997  between   Dawson   Science
                           Corporation  and Wu  Qui  Mei  (Shenzhen  Jinzhenghua
                           Transport Industrial Development Co.
                           Ltd.).
         ----------------- ------------------------------------------------------------------------------------------------
         10.5(1)           Regulations  for Chinese  Foreign  Equity Joint  Venture,  dated October 8, 1997 between Dawson
                           Science Corporation and Shenzhen Jinzhenghua Transport Industrial Development Co. Ltd.
         ----------------- ------------------------------------------------------------------------------------------------





         ----------------- ------------------------------------------------------------------------------------------------
         Exhibit No.       Description of Exhibit
         -----------       ----------------------

         ----------------- ------------------------------------------------------------------------------------------------

         10.6(1)           Business  Loan  and  Security  Agreement,   dated  November  3,  1997  between  Dawson  Science
                           Corporation and Yeung Ming-Sum.
         ----------------- ------------------------------------------------------------------------------------------------
         10.7(1)           Business  Loan and  Security  Agreement,  dated  September  19,  1997  between  Dawson  Science
                           Corporation and Yeung Shu-kin.
         ----------------- ------------------------------------------------------------------------------------------------
         10.8(1)           Business  Loan and  Security  Agreement,  dated  September  30,  1997  between  Dawson  Science
                           Corporation and Neolite Neon Co. Pty. Ltd.
         ----------------- ------------------------------------------------------------------------------------------------
         10.9(1)           Grid Promissory Note, dated July 3, 1997, payable to Wharton Capital Partners, Ltd.
         ----------------- ------------------------------------------------------------------------------------------------
         10.10(1)          Agreement,  dated May 28, 1998 between Dawson Science  Corporation,  Integrated  Transportation
                           Network Group Inc. and R.I.P. Consultants.
         ----------------- ------------------------------------------------------------------------------------------------
         10.11(2)          Agreement to purchase 2000 automobiles,  between Sun Loong and Shenzhen  Jinzhenghua  Transport
                           Industrial Development Co., Ltd. (terminated)
         ----------------- ------------------------------------------------------------------------------------------------
         10.12(2)          Agreement to purchase 3000  automobiles,  between  First  Automobile  and Shenzhen  Jinzhenghua
                           Transport Industrial Development Co., Ltd.
         ----------------- ------------------------------------------------------------------------------------------------
         21                List of Subsidiaries
         ----------------- ------------------------------------------------------------------------------------------------
         27.1              Financial Data Schedule.
         ----------------- ------------------------------------------------------------------------------------------------

---------------------
         (1) Filed as an Exhibit, with the same Exhibit number, to Amendment No. 3 to the Registrant's registration statement on Form S-1 filed with the Securities and Exchange Commission on June 29, 1998, and incorporated herein by this reference

         * Filed as an Exhibit, with the same Exhibit number, to its Annaul Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 1999, and incorporated herein by this reference.

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

                                   INTEGRATED TRANSPORTATION NETWORK
                                   GROUP INC.,

                                   Registrant



                                   By:      /s/Andrew Lee
                                     ------------------------------
                                          Andrew Lee, President



Date: March 8, 2000

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


SIGNATURE                                     TITLE                                       DATE
---------                                     -----                                       ----

         /s/ Wu Zhi Jian                      Chairman of the Board, Director            March 8, 2000
------------------------------------          (Principal Executive Officer)
Wu Zhi Jian


         /s/ Andrew Lee                       President and Director                    March 8, 2000
------------------------------------
Andrew Lee


         /s/ Willy Wu                         Executive Vice President,                 March 8, 2000
------------------------------------          Chief Financial Officer
Willy Wu                                      (Principal Financial Officer)



         /s/ Peng Jun                         Executive Vice President,                  March 8, 2000
------------------------------------          Treasurer, Director
Peng Jun                                      (Principal Accounting Officer)



         /s/ Zhang Li Wei                     Director                                   March 8, 2000
------------------------------------
Zhang Li Wei





         /s/ Lewis Burridge                   Director                                   March 8, 2000
------------------------------------
Lewis Burridge



         /s/ Robert L. Stewart                Director                                   March 8, 2000
------------------------------------
Robert L. Stewart








                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INTEGRATED TRANSPORTATION NETWORK
                                   GROUP INC.,

                                   Registrant



                                   By:
                                     ------------------------------
                                          Andrew Lee, President



Date:  ____________, 2000

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


SIGNATURE                                     TITLE                                       DATE
---------                                     -----                                       ----

                                              Chairman of the Board, Director             ___________, 2000
------------------------------------          (Principal Executive Officer)
Wu Zhi Jian


                                               President and Director                      ____________, 2000
------------------------------------
Andrew Lee


                                              Executive Vice President,                   ____________, 2000
------------------------------------          Chief Financial Officer
Willy Wu                                      (Principal Financial Officer)



                                              Executive Vice President,                   ____________, 2000
------------------------------------          Treasurer, Director
Peng Jun                                      (Principal Accounting Officer)



                                               Director                                    ____________, 2000
------------------------------------
Zhang Li Wei








                                              Director                                    ____________, 2000
------------------------------------
Lewis Burridge



                                              Director                                    ____________, 2000
------------------------------------
Robert L. Stewart



                                  EXHIBIT INDEX

         ----------------- ------------------------------------------------------------------------------------------------
         Exhibit No.       Description of Exhibit
         -----------       ----------------------

         ----------------- ------------------------------------------------------------------------------------------------
         2.1(1)            Agreement and Plan of Reorganization.
         ----------------- ------------------------------------------------------------------------------------------------
         3.1(1)            Certificate of Incorporation of the Company, as Amended.
         ----------------- ------------------------------------------------------------------------------------------------
         3.2(1)            Bylaws of the Company.
         ----------------- ------------------------------------------------------------------------------------------------
         4.1(2)            Assignment of Indebtedness,  dated December 11, 1998 by Shenzhen  Zhenghua Group Co. Ltd. to Wu
                           Zhi Jian, New Century International S.R.L., Billy Yung and Chusa International Ltd.
         ----------------- ------------------------------------------------------------------------------------------------
         4.2(2)            Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Wu Zhi Jian.
         ----------------- ------------------------------------------------------------------------------------------------
         4.3(2)            Stock Purchase Warrant, dated December 11, 1998 in favor of Wu Zhi Jian.
         ----------------- ------------------------------------------------------------------------------------------------
         4.4(2)            Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and New Century International S.R.L.
         ----------------- ------------------------------------------------------------------------------------------------
         4.5(2)            Stock Purchase Warrant, dated December 11, 1998 in favor of New Century International S.R.L.
         ----------------- ------------------------------------------------------------------------------------------------
         4.6(2)            Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Chusa International Limited.
         ----------------- ------------------------------------------------------------------------------------------------
         4.7(2)            Stock Purchase Warrant, dated December 11, 1998 in favor of Chusa International Limited.
         ----------------- ------------------------------------------------------------------------------------------------
         4.8(2)            Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Yeung Shu Kin
         ----------------- ------------------------------------------------------------------------------------------------
         4.9(2)            Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Surewin International Limited.
         ----------------- ------------------------------------------------------------------------------------------------
         4.10(2)           Stock Purchase Warrant, dated December 11, 1998 in favor of Surewin International Limited.
         ----------------- ------------------------------------------------------------------------------------------------
         4.11(2)           Subscription  Agreement,  dated December 17, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Kwok Kee Billy Yung.
         ----------------- ------------------------------------------------------------------------------------------------
         4.12(2)           Stock Purchase Warrant, dated December 11, 1998 in favor of Kwok Kee Billy Yung.
         ----------------- ------------------------------------------------------------------------------------------------
         4.13(2)           Subscription  Agreement,  dated December 23, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Kwok Kee Billy Yung.
         ----------------- ------------------------------------------------------------------------------------------------
         10.1(1)           Letter of Agreement,  dated March 19, 1997 between Dawson Science Corporation and Shenzhen City
                           Zhenghua Traffic and Transportation Main Company, Ltd.
         ----------------- ------------------------------------------------------------------------------------------------
         10.2(1)           Letter  Agreement,  dated June 27, 1997 between Dawson Science  Corporation and Wharton Capital
                           Partners Ltd.
         ----------------- ------------------------------------------------------------------------------------------------
         10.3(1)           Consulting  Agreement,  dated February 11, 1998 between Dawson Science  Corporation  and R.I.P.
                           Consultants.
         ----------------- ------------------------------------------------------------------------------------------------
         10.4(1)           Contract for Chinese  Foreign  Equity Joint  Venture,
                           dated   October  8,  1997  between   Dawson   Science
                           Corporation  and Wu  Qui  Mei  (Shenzhen  Jinzhenghua
                           Transport Industrial Development Co.
                           Ltd.).
         ----------------- ------------------------------------------------------------------------------------------------
         10.5(1)           Regulations  for Chinese  Foreign  Equity Joint  Venture,  dated October 8, 1997 between Dawson
                           Science Corporation and Shenzhen Jinzhenghua Transport Industrial Development Co. Ltd.
         ----------------- ------------------------------------------------------------------------------------------------




-------------------------------------------------------------------------------
                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------


         ----------------- ------------------------------------------------------------------------------------------------
         Exhibit No.       Description of Exhibit
         -----------       ----------------------

         ----------------- ------------------------------------------------------------------------------------------------

         10.6(1)           Business  Loan  and  Security  Agreement,   dated  November  3,  1997  between  Dawson  Science
                           Corporation and Yeung Ming-Sum.
         ----------------- ------------------------------------------------------------------------------------------------
         10.7(1)           Business  Loan and  Security  Agreement,  dated  September  19,  1997  between  Dawson  Science
                           Corporation and Yeung Shu-kin.
         ----------------- ------------------------------------------------------------------------------------------------
         10.8(1)           Business  Loan and  Security  Agreement,  dated  September  30,  1997  between  Dawson  Science
                           Corporation and Neolite Neon Co. Pty. Ltd.
         ----------------- ------------------------------------------------------------------------------------------------
         10.9(1)           Grid Promissory Note, dated July 3, 1997, payable to Wharton Capital Partners, Ltd.
         ----------------- ------------------------------------------------------------------------------------------------
         10.10(1)          Agreement,  dated May 28, 1998 between Dawson Science  Corporation,  Integrated  Transportation
                           Network Group Inc. and R.I.P. Consultants.
         ----------------- ------------------------------------------------------------------------------------------------
         10.11(2)          Agreement to purchase 2000 automobiles,  between Sun Loong and Shenzhen  Jinzhenghua  Transport
                           Industrial Development Co., Ltd. (terminated)
         ----------------- ------------------------------------------------------------------------------------------------
         10.12(2)            Agreement to purchase 3000  automobiles,  between  First  Automobile  and Shenzhen  Jinzhenghua
                           Transport Industrial Development Co., Ltd.
         ----------------- ------------------------------------------------------------------------------------------------
         21                List of Subsidiaries
         ----------------- ------------------------------------------------------------------------------------------------
         27.1              Financial Data Schedule.
         ----------------- ------------------------------------------------------------------------------------------------

---------------------
         (1) Filed as an Exhibit, with the same Exhibit number, to Amendment No. 3 to the Registrant's registration statement on Form S-1 filed with the Securities and Exchange Commission on June 29, 1998, and incorporated herein by this reference

         (2) Filed as an Exhibit, with the same exhibit number, to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on _____________, and incorporated herein by this reference.