Form 10-Q
period 1999-09-30
INTEGRATED TRANSPORTATION NETWORK GROUP INC
filed 2000-04-05
CIK 1057561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
                               ------------   ------------

                         Commission File Number 0-24815


                  INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                                    13-3993618
---------------------------------------------                 -------------------------------------
(State or other jurisdiction of incorporation                 (I.R.S Employer Identification Number)
            or organization)

575 Lexington Avenue, Suite 410, New York, New York                             10022
-----------------------------------------------------               ----------------------------
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

12,625,411 common shares, $.01 par value, were outstanding as of November 22, 1999.

                  INTEGRATED TRANSPORTATION NETWORK GROUP INC.

                                AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

         CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:
                Balance sheets, September 30, 1999 and December 31, 1998 Statements of operations, nine months and three months ended September 30, 1999 and 1998 Statements of shareholders' equity, nine months ended September 30, 1999 Statements of cash flows, nine months ended September 30, 1999 and 1998 Notes to consolidated condensed financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 6.  Exhibits and Reports on Form 8-K.

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).


                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED CONDENSED BALANCE SHEETS
                                                       (US DOLLARS IN THOUSANDS)


 ---------------------------------------------------------------------------------------------------------------------

                                                                           December 31, 1998     September 30, 1999
 ----------------------------------------------------------------------- ---------------------- ----------------------
                                                                                                     (unaudited)
 ASSETS
 Cash and cash equivalents                                                         $  4,910                $  4,789
 Trade receivables                                                                      105                      78
 Due from affiliate                                                                       -                   3,939
 Due from director                                                                        -                     614
 Other assets (Notes 3 and 4)                                                        17,077                  22,518
 Inventories                                                                             38                      48
 Property and equipment, net                                                          1,136                     969
 Revenue-earning equipment, net                                                      29,379                  23,955
 Taxi licenses, net                                                                  11,814                  12,456
 Construction-in-progress (Note 5)                                                    2,263                   2,263
 Deposit                                                                              1,935                   1,935
 ----------------------------------------------------------------------- ---------------------- ----------------------
                                                                                    $68,657                 $73,564
 ----------------------------------------------------------------------- ---------------------- ----------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES:

    Bank loans                                                                     $  2,402                $  2,402
    Notes payable (Note 2)                                                              320                   2,320
    Trade payables                                                                    1,167                     697
    Other payables                                                                    5,160                   5,687
    Due to directors                                                                     71                       -
    Due to affiliates                                                                   149                       -
    Due to minority shareholders, net                                                    19                      19
    Deferred revenue                                                                  3,001                   3,418
    Accrued expenses                                                                  1,770                   5,414
    Income tax payable                                                                2,651                   2,968
    Deferred income taxes                                                               247                     167
 ----------------------------------------------------------------------- ---------------------- ----------------------
         TOTAL LIABILITIES                                                           16,957                  23,092
 ----------------------------------------------------------------------- ---------------------- ----------------------
 MINORITY INTEREST                                                                    2,919                   3,224
 ----------------------------------------------------------------------- ---------------------- ----------------------
 COMMITMENTS AND CONTINGENCIES (NOTE 5)
 SHAREHOLDERS' EQUITY (NOTES 2 AND 4):

    Common stock, $.01 par value - authorized 50,000,000 shares; issued and outstanding 10,435,030 shares at December 31, 1998 and 12,625,411 shares at September 30, 1999

                                                                                        104                     127
    Additional paid-in capital                                                       23,385                  27,825
    Retained earnings                                                                24,919                  18,924
    Accumulated other comprehensive income - foreign currency
       translation adjustments                                                          373                     372
 ----------------------------------------------------------------------- ---------------------- ----------------------
         TOTAL SHAREHOLDERS' EQUITY                                                  48,781                  47,248
 ----------------------------------------------------------------------- ---------------------- ----------------------
                                                                                    $68,657                 $73,564
 ----------------------------------------------------------------------- ---------------------- ----------------------

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

----------------------------------------------------------------------------------------------------------------------

                                             Three months ended September 30,               Nine months ended
                                                                                              September 30,

                                             ----------------- ----------------     ---------------- -----------------
                                                        1998              1999                 1998             1999
 ------------------------------------------- ---------------------------------- --- ----------------------------------
                                                        (unaudited)                            (unaudited)
 REVENUE, NET                                         $5,655            $3,718              $16,806          $13,724
 ------------------------------------------- ----------------- ---------------- --- ---------------- -----------------
 OPERATING EXPENSES:

    Depreciation of revenue-earning                      847             1,251                2,714            4,115
       equipment

    Amortization of taxi licenses                         66                91                  200              264
    Loss on disposal of revenue - earning
       equipment                                           -             1,246                    -            5,801
    Other operating expenses                             970             1,458                3,307            6,198
 ------------------------------------------- ----------------- ---------------- --- ---------------- -----------------
         TOTAL OPERATING EXPENSES                      1,883             4,046                6,221           16,378
 ------------------------------------------- ----------------- ---------------- --- ---------------- -----------------
         OPERATING INCOME (LOSS)                       3,772              (328)              10,585           (2,654)
 OTHER EXPENSES:

    Interest expense, net of interest
       income                                            120                79                  535              332
    Provision for loss on nonfulfillment
       of car purchase agreement (Note 5)                  -                 -                    -            2,696
 ------------------------------------------- ----------------- ---------------- --- ---------------- -----------------
         INCOME (LOSS) BEFORE PROVISION
            FOR INCOME TAX AND MINORITY

            INTEREST                                   3,652              (407)              10,050           (5,682)
 PROVISION FOR INCOME TAX                                249               117                  817              250
 ------------------------------------------- ----------------- ---------------- --- ---------------- -----------------
         INCOME (LOSS) BEFORE
            MONORITY INTEREST                          3,403              (524)               9,233           (5,932)
 MINORITY INTEREST                                       238               117                  648               63
 ------------------------------------------- ----------------- ---------------- --- ---------------- -----------------
 NET INCOME (LOSS)                                     3,165              (641)               8,585           (5,995)
 OTHER COMPREHENSIVE INCOME (LOSS), NET OF

    TAX - FOREIGN CURRENCY TRANSLATION

    ADJUSTMENTS

                                                          17                 -                  (19)              (1)
 ------------------------------------------- ----------------- ---------------- --- ---------------- -----------------
 COMPREHENSIVE INCOME (LOSS)                          $3,182           $  (641)            $  8,566         $ (5,996)
 ------------------------------------------- ----------------- ---------------- --- ---------------- -----------------
 NET INCOME (LOSS) PER COMMON SHARE:

       Basic                                       $    .42          $   (.05)           $    1.22         $   (.49)
       Diluted                                          .42              (.05)                1.16             (.49)
 ------------------------------------------- ----------------- ---------------- --- ---------------- -----------------
 WEIGHTED AVERAGE COMMON SHARES

    OUTSTANDING:

       Basic                                           7,597            12,625                7,049           12,220
       Diluted                                         7,597            12,625                7,486           12,220
 ------------------------------------------- ----------------- ---------------- --- ---------------- -----------------

      See accompanying notes to consolidated condensed financial statements

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                      (US DOLLARS  IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                Accumulated
                                                                                                   other
                                                                                               comprehensive
                                                                                                 income -
                                                                                                  foreign
                                       Common stock              Additional                      currency           Total
                                  ------------------------         paid-in       Retained       translation     shareholders'
                                    Shares       Amount            capital       earnings       adjustments         equity
---------------------------------------------------------------- ------------ --------------- ---------------- -----------------
BALANCE, JANUARY 1, 1999          10,435,030       $104            $23,385        $24,919            $373           $48,781
Issuance of shares in
   connection with private
   placements, net of issuance    2,152,381          22              4,338              -               -             4,360
   costs (Note 4) (unaudited)
Issuance of shares for
   consulting and other              38,000           1                102              -               -               103
   services (Note 4) (unaudited)
Foreign currency translation

   adjustments (unaudited)                -           -                  -              -              (1)               (1)
Net loss (unaudited)                      -           -                  -         (5,995)              -            (5,995)
--------------------------------- ------------ ----------- ----- ------------ --------------- ---------------- -----------------
BALANCE, SEPTEMBER 30, 1999       12,625,411       $127            $27,825        $18,924            $372           $47,248
   (UNAUDITED)
--------------------------------- ------------ ----------- ----- ------------ --------------- ---------------- -----------------

     See accompanying notes to consolidated condensed financial statements.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                       (US DOLLARS IN THOUSANDS)

 ---------------------------------------------------------------------------------------------------------------------

 Nine months ended September 30,                                                       1998                    1999
 ----------------------------------------------------------------------- ---------------------- ----------------------
                                                                                               (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                                              $   8,585              $  (5,995)
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization of property, equipment and
            revenue-earning equipment                                                  2,832                  4,275
         Amortization of taxi licenses                                                   200                    264
         Minority interest                                                             1,069                    305
         Amortization of organization costs                                              238                      -
         Deferred income tax                                                             163                    (80)
         Exchange adjustment                                                              18                    (12)
         Provision for loss on non-fulfillment of car purchase                             -                  2,696
            agreement

         Loss on disposal of fixed assets and revenue earning equipment                   94                  5,801
         Non cash consulting and other services                                            -                    103
         Changes in assets and liabilities:
            (Increase) decrease in trade and other receivables                           539                 (2,479)
            (Increase) decrease in inventories                                            47                     (9)
            Increase in trade and other payables                                         558                     43
            (Decrease) increase in accrued expenses                                      (72)                   948
            Increase in income tax payable                                               668                    317
            (Decrease) increase in deferred income                                      (580)                   417
 ----------------------------------------------------------------------- ---------------------- ----------------------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES                            14,359                  6,594
 ----------------------------------------------------------------------- ---------------------- ----------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of property, equipment and revenue-earning equipment                  (1,121)                (4,816)
    Proceeds from sale of property, equipment and revenue-earning
       equipment                                                                          16                  4,552
    Organization costs                                                                  (267)                     -
    Prepayment for acquisition of revenue-earning equipment                           (8,811)                (3,140)
    Acquisition of taxi business                                                           -                   (906)
    Deposit paid for the acquisition of taxi business                                      -                 (3,382)
    Prepayment for acquisition of property and equipment                                   -                   (797)
 ----------------------------------------------------------------------- ---------------------- ----------------------
                 NET CASH USED IN INVESTING ACTIVITIES                               (10,183)                (8,489)
 ----------------------------------------------------------------------- ---------------------- ----------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:

    Advance from director                                                                  -                   (497)
    Proceeds from notes payable                                                            -                  2,000
    Repayments of bank loans                                                            (770)                     -
    Repayments of amount due to affiliates                                            (2,300)                (4,089)
    Proceeds from issuance of common stock, net                                          675                  4,360
 ----------------------------------------------------------------------- ---------------------- ----------------------
                 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (2,395)                 1,774
 ----------------------------------------------------------------------- ---------------------- ----------------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  1,781                   (121)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        4,723                  4,910
 ----------------------------------------------------------------------- ---------------------- ----------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   6,504              $   4,789
 ----------------------------------------------------------------------- ---------------------- ----------------------

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

   2.       NOTES PAYABLE           Notes payable consist of the following:


                                     Year ended December 31, 1998

                                     ---------------------------------------------------------------------------------
                                       Principal     Interest rate         Maturity                Collateral
                                     --------------- --------------- ---------------------- -------------------------
                                          $320             8.0%      4/02/98                (a)
                                     --------------- --------------- ---------------------- -------------------------
                                     Nine months ended September 30, 1999 (unaudited)
                                     --------------------------------------------------------------------------------
                                       Principal     Interest rate         Maturity                Collateral
                                     --------------------------------------------------------------------------------
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

   3.       OTHER ASSETS            Other assets include deposits paid totaling
                                    $11,475 for the acquisition of 3,000
                                    automobiles for car rental purposes. (see note 5)



   4.       SHAREHOLDERS'           On January 1, 1999, the Company adopted a
            EQUITY                  stock option plan and reserved for issuance
                                    2,500,000 shares of common stock. As of that date, the Company granted options to purchase an aggregate 2,210,000 shares of common stock to certain of the Company's officers and directors. The options have an exercise price of $2.00 per share, which was above the quoted price of the common stock as reported on the National Association of Securities Dealers, Inc.'s OTC Bulletin
                                    Board at the time of grant.

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

   5.       COMMITMENTS AND         (a)  Taxi Licenses
            CONTINGENCIES

                                    (i) A significant number of taxi licenses owned by subsidiaries of Jinzhenghua Transport ("Jinzhenghua"), ITN's subsidiary, have been the subject of recent legal proceedings. These taxi licenses had been seized by certain Chinese Courts as a result of being pledged as collateral for bank loans granted to Zhenghua Group and its affiliates ("Zhenghua" or "Zhenghua Group") prior to the reorganization of Jinzhenghua Transport in March 1997.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                       (US DOLLARS IN THOUSANDS)
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                    The first proceeding, commencing May 1999, involved enforcement in the Shenzhen Intermediate People's Court (the "Intermediate Court") in favor of Shenzhen Cooperative Bank ("SCB") of certain liens which the SCB was granted against the Company's taxi licenses in connection with approximately $14,188 of loans SCB made to Zhenghua in 1994 to 1996. These loans had been secured by various assets of Zhenghua Group, which included 378 taxi licenses and corporate guarantees from Jinzhenghua. No registration of such pledges (including pledges made after the effective date of laws providing for lien registration) was made at the Shenzhen Vehicle Registration Bureau. In March, 1997 (prior to the reorganization of Jinzhenghua), Zhenghua entered into an agreement with Jinzhenghua pursuant to which Zhenghua agreed to contribute and transfer various assets including the 378 taxi licenses to Jinzhenghua.

                                    In May 1997, Zhenghua, with the
                                    understanding that the taxi licenses were to be released as collateral, entered into an agreement (the "Agreement") with SCB pursuant to which Zhenghua assumed sole responsibility for repaying the outstanding loans to SCB and agreed to provide certain real estate as new collateral to secure its debt to SCB. Additionally, in September, 1998, 2.1 million shares of the common stock of the Company (ITN), owned by the principal stockholder, were pledged to SCB in support of certain guarantees given to SCB. During the second quarter of 1999, the Intermediate Court advised Jinzhenghua of the foreclosure of the SCB debt and the 378 licenses were seized under such foreclosure. During November 1999, the Intermediate Court restored the seized taxi licenses to Jinzhenghua.

                                    Subsequent to that restoration of taxi
                                    licenses by the Intermediate Court's action, the Company obtained written documentation from SCB in which SCB confirmed that neither the Company nor Jinzhengua had any responsibility or obligation to SCB in connection with any loans made by SCB to Zhenghua. The Company also obtained written confirmation from the Shenzhen Vehicle Registration Bureau that the 378 taxi licenses are owned by the Company and no collateral or lien is registered thereon.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                       (US DOLLARS IN THOUSANDS)
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------
                                    Management believes that based on various agreements with the lenders and actions taken by relevant parties, the subject licenses are free from any encumbrances.

                                    The second proceeding related to an
                                    additional 50 taxi licenses of Jinzhenghua.
                                    No registration of such pledge (which was permissible under laws which became effective shortly after the making thereof) was made at the Shenzhen Vehicle Registration Bureau. In early 1999, another lender of Zhenghua Group, Shenzhen Development Bank ("SDB"), sought to foreclose upon 50 of the Jinzhenghua's taxi licenses after Zhenghua Group defaulted on its loans. In September 1999, the Shenzhen Luohu District People's Court reversed a prior foreclosure action on these taxi licenses and ordered the return of the 50 taxi licenses to the Company based solely upon procedural errors in the foreclosure. Management is not aware of any renewal by SDB of efforts to foreclose on the taxi licenses.

                                    Since these actions took place in a
                                    developing China legal system (including developing lien registration practices and procedures), any legal decisions relating to the Company's assets, including the 378 and 50 taxi licenses discussed above, may be subject to further claims, liens or repossession by the Court or the Chinese government. Any such further proceedings would result in a material adverse effect on the financial position of the Company.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                       (US DOLLARS IN THOUSANDS)
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------
                                    (ii) Prior to the reorganization of
                                    Jinzhenghua as discussed in (i) above, an agreement was signed on December 29, 1995 to pledge an aggregate of 528 taxi licenses, including the 378 and 50 taxi licenses discussed in (i) above, as collateral to the Guangdong Overseas Chinese Trust & Investment Cooperation (the "Trust") in support of the obligations of the Zhenghua Group to the Trust arising out of the Trust's agreement to guarantee repayment of a loan in the amount of $846 given by Everbright Bank of China Shenzhen Branch. No registration of such pledges (which was permissible under laws which became effective shortly before the making thereof) was made at the Shenzhen Vehicle Registration Bureau. The loan went into default and the Trust made payment. Partial repayments were made by the Zhenghua Group to the Trust subsequently, and the Trust entered into an agreement with an affiliate of Zhenghua Group on August 30, 1999 to take title to certain real estate in satisfaction of the remaining principal balance plus interest and costs in the total of $395. In mid-1999, 100 out of the 528 taxi licenses were physically deposited at the Trust and were subsequently returned on November 11, 1999, after the transfer of the real estate was completed. The Company obtained written confirmation from the Shenzhen Vehicles Registration Bureau that no collateral or lien is registered on the licenses. Management believes that the 528 licenses are free of any liens in favor of the Trust.

                                    (b) Related Party Loan Agreements

                                    Prior to the reorganization of Jinzhenghua, Zhenghua caused Jinzhenghua to borrow funds aggregating $8,872. No assets of Jinzhenghua were pledged as collateral for these loans. On December 26, 1997, each of the lenders and the respective borrowers (Jinzhenghua and Zhenghua) entered into agreements pursuant to which Jingzhenghua had been released from its various obligations as to these loans and the obligations were assumed by Zhenghua.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                       (US DOLLARS IN THOUSANDS)
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                    c) Contractual Obligations

                                    The Company contracted with a building
                                    contractor in 1996 to construct a hotel in Hunan, PRC. The budgeted costs of the whole project are estimated to be $4,073. Through June 30, 1999, the Company has made hotel-related expenditures of $2,263. Due to financial constraints, the Company has suspended construction of the hotel project. The Company intends to resume construction of the hotel as soon as it has sufficient capital to do so.

                                    The Company contracted with a car
                                    manufacturing company in early 1998 to
                                    acquire 3,000 cars for car rental business purposes. The contracted amount for such agreement was $47,475 and the outstanding commitment was $36,000 after deduction of deposits paid of $11,475. As of June 30, 1999, the Company had not performed its obligations under the contract. Subsequently, the Company entered into a supplementary agreement with the car supplier to extend the payment due date under the contract. During 1999, as a result of the Company not performing its obligations under such contract, the Company has entered into a third agreement with the car supplier to terminate the above two agreements by compensating the car supplier with payment of penalties and car parking charges. Under that cancellation agreement, the Company was subject to a penalty of $1,812 and car parking charges of $884 (aggregating $2,696), the amount of which was charged to operations during the quarter ended June 30, 1999.

                                    The Company has contracted with a building developer for the acquisition of villa houses located in Shenzhen, PRC for $2,114. The outstanding commitment at June 30, 1999 is $181, after deducting a deposit paid of $1,933.

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

                                    (d) Legal Matters

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

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                       (US DOLLARS IN THOUSANDS)
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                    (e) Capital Investment Obligation

                                    Pursuant to Jinzhenghua's organizational documents, the Company and the minority owners of Jinzhenghua were obligated to contribute $9,200 and $800 (in cash or assets), respectively, to the registered capital of Jinzhenghua. In particular, the Company was obligated to make its capital contribution to Jinzhenghua in two equal installments of $4,600, the first of which was due October 30, 1998 and the second of which will be due December 26, 1999. The minority owners were obligated to contribute $340 by October 30, 1998 and the balance by December 26, 1999. To date, the Company has contributed approximately $300 of its aggregate $9,200 obligation to the capital of Jinzhenghua. Accordingly, the Company has not performed on its obligation to contribute $4,200 to Jinzhenghua by October 30, 1998. The minority owners also did not perform on their obligations to contribute the aggregate $340 by October 30, 1998.

                                    The organizational documents were amended under date of November 22,1999. Under the amended documents, the Company will be obligated to make its capital contribution to Jinzhenghua in two equal installments of $4,450, the first of which will be due December 31, 2000 and the second of which will be due August 28, 2001. The minority owners will be obligated to contribute $22 by February 29, 2000, $329 by December 31, 2000, and $449 by August 28,2001. In the
                                    same amendment, Jinzhenghua Transport
                                    changed its corporate name to Shenzhen
                                    Yunrun Transport Group Co., Ltd. ("Yunrun
                                    Transport"). The amendment was approved by the appropriate Chinese authorities on December 17, 1999. On December 27, 1999, the Chinese government renewed Yunrun Transport's business license to August 28, 2001.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                       (US DOLLARS IN THOUSANDS)
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                             The Company expects that it will be
                                    required to make the remaining capital
                                    contribution to Yunrun Transport ($8,900) by the appropriate due dates. Although there can be no assurance, the Company believes that it will be able to raise sufficient capital from additional financings to contribute the remaining balance of $8,900 to the capital of Yunrun Transport by the appropriate due dates. If the Company fails timely to make any of the required contribution or fails to obtain an extension approved by the government, the government may cancel or refuse to renew Yunrun Transport's business license, which would materially and adversely affect the Company.

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                       (US DOLLARS IN THOUSANDS)
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


   6.       EARNINGS PER SHARE       The following  table sets forth the  computation of basic and diluted  earnings per share:
                                     Nine months ended September 30,                       1998                1999
                                     ----------------------------------------- ------------------- ------------------
                                     Numerator:
                                        Net income (loss), numerator for
                                           basic earnings per share - income
                                           (loss) available to common                    $8,585            $ (5,995)
                                           shareholders
                                     Effect of dilutive securities -
                                       interest on convertible debt after tax               108                   -
                                     ----------------------------------------- ------------------- ------------------
                                     Numerator for diluted earnings per
                                       share - income (loss) available to
                                       common shareholders                               $8,693            $ (5,995)
                                     ----------------------------------------- ------------------- ------------------
                                     Denominator:
                                       Denominator for basic earnings per
                                         share - weighted average shares                  7,049              12,220
                                     Effect of dilutive securities:
                                       Options and warrants                                   -                   -
                                       Convertible debt                                     437                   -
                                     ----------------------------------------- ------------------- ------------------
                                     Dilutive potential common shares:
                                       Denominator for dilutive earnings per
                                           share - adjusted weighted average
                                           shares and assumed conversions                 7,486              12,220
                                     ----------------------------------------- ------------------- ------------------
                                     Basic earnings (loss) per share                   $   1.22          $     (.49)
                                     ----------------------------------------- ------------------- ------------------
                                     Diluted earnings (loss) per share                 $   1.16          $     (.49)
                                     ----------------------------------------- ------------------- ------------------


                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                       (US DOLLARS IN THOUSANDS)
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

   7.      SEGMENT                  The Company's operations are comprised of
           INFORMATION              taxi, car rental, and auto repair businesses
                                    and a hotel project in Guangdong, Hunan and other provinces in China. The industrial and geographical information regarding revenue, income before income tax and minority interest, total assets, addition of long-term assets, depreciation and amortization for the nine months ended
                                    September 30, 1998 and 1999, are as follows:

                                    Industrial Segments

                                     Nine months ended September 30, 1998 (unaudited)

                                     --------------------------------------------------------------------------------
                                                               Taxi     Car rental  Car          Other       Total
                                                                                     repairs
                                     ----------------------- ---------- ----------- ---------- ----------- ----------
                                     Revenue, net             $  6,191   $  9,530      $1,085  $         -   $16,806
                                     Income (loss) before
                                       income tax and            3,858      6,944         493     (1,245)     10,050
                                       minority interest
                                     Total assets as at
                                       September 30, 1998       25,156     34,650       1,407      2,724      63,937
                                     Additions of

                                       productive                  937        177           7          -       1,121
                                       long-term assets
                                     Depreciation and

                                       amortization              1,550      1,420          61          1       3,032
                                     ----------------------- ---------- ----------- ---------- ----------- ----------

                                     Nine months ended September 30, 1999 (unaudited)
                                     --------------------------------------------------------------------------------
                                                               Taxi     Car rental  Car          Other       Total
                                                                                     repairs
                                     ----------------------- ---------- ----------- ---------- ----------- ----------
                                     Revenue, net              $6,800    $ 6,101        $823       $  -     $13,724
                                     Income (loss) before
                                       income tax and            (234)    (4,047)        406     (1,807)     (5,682)
                                       minority interest
                                     Total assets as at
                                       September 30, 1999      48,758     22,302       1,121      1,383      73,564
                                     Additions of

                                       productive               8,923      2,638           -          -      11,561
                                       long-term assets
                                     Depreciation and

                                       amortization             2,924      1,554          61          -       4,539
                                     ----------------------- ---------- ----------- ---------- ----------- ----------


                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                       (US DOLLARS IN THOUSANDS)
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                     Geographical Segments

                                     Nine months ended September 30, 1998 (unaudited)

                                     --------------------------------------------------------------------------------
                                                               Guangdong       Hunan         Other         Total
                                     ------------------------ ------------- ------------- ------------- -------------
                                     Revenue, net              $  9,329      $  1,507      $  5,970       $16,806
                                     Income before income
                                       tax and minority           5,909         1,020         3,121        10,050
                                       interest

                                     Total assets               $38,112       $13,279       $12,546       $63,937
                                     ------------------------ ------------- ------------- ------------- -------------

                                     Nine months ended September 30, 1999 (unaudited)

                                     ------------------------ ------------- ------------- ------------- -------------
                                                               Guangdong       Hunan         Other         Total
                                     ------------------------ ------------- ------------- ------------- -------------
                                     Revenue, net                 7,390         2,681         3,653        13,724
                                     Income (loss) before
                                       income tax and            (3,696)          840        (2,826)       (5,682)
                                       minority interest
                                     Total assets                38,934        21,312        13,318        73,564
                                     ------------------------ ------------- ------------- ------------- -------------


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

         The Company's transportation businesses began with the acquisition of taxi licenses in the first auction of such licenses in 1988 in Shenzhen, China. Jinzhenghua Transport has continued to acquire taxi licenses and expand its taxi business into other cities and provinces, including the city of Shimen in the Hunan province, the city of Ganzhou in the Jiangxi province, and the city of Yueyang in the Hunan province.

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

         During 1998, Jinzhenghua Transport further expanded its transportation business to include automobile rental services in the city of Yueyang and Changsha in the Hunan province.

         By the end of the first quarter of 1999, another rental station was opened in the city of Nanning in the Guangxi province. The Company will continue to pursue expansion opportunities in other locations of China it currently does not have a presence in.

         On a consolidated basis, revenue, net, decreased $3,082,000 (18.3%) from $16,806,000 during the nine months ended September 30, 1998 to $13,724,000 during the nine months ended September 30, 1999. Net income decreased from $8,585,000 during the nine months ended September 30, 1998 to having a net loss of $5,995,000 during the nine months ended September 30, 1999.

         The Rental Business, which began operations in August 1997, accounted for $9,530,000 (56.7%) and $6,101,000 (44.5%) of the Company's total revenue, net, during the nine months ended September 30, 1998 and 1999, respectively. As of June 30, 1999, the total rental fleet consisted of 758 automobiles, of which 568 automobiles were deployed in rental operations and the remaining 190 vehicles were in the process of deployment. During the three months for the quarter ended September 30, 1999, all of the 190 vehicles were put to rental operations, which includes 100 vehicles for the rental operations in the city of Xian of the Shaanxi province, 40 vehicles for the rental operations in the city of Yueyang of the Hunan province, and 50 vehicles for the city of Nanning in the Guangxi province. During the quarter, the Company further disposed some of its old automobiles in its rental operations. A total of 138 automobiles were disposed, which includes 39 automobiles from the rental operations in the city of Guangzhou of the Guangdong province, 29 automobiles from the rental operations in the city of Nanchang of the Jiangxi province, and 70 automobiles from the rental operations in the city of Xian from the Shaanxi province. As of September 30, 1999, the Company owned a rental fleet with a total of 620 automobiles, all of which were put to operations already. The Rental Business contributed income of $6,944,000 (69.1%) and loss of $4,047,000 (71.2%) of total income/loss before provision for income tax and minority interest during the nine months ended September 30, 1998 and 1999, respectively.

         The Taxi Business accounted for $6,191,000 (36.8%) and $6,800,000 (49.5%) of the Company's total revenue, net, during the nine months ended September 30, 1998 and 1999, respectively. As of September, 1998, the Taxi Business had deployed 728 taxis. In early 1999, the Company had added 50 taxi automobiles to its taxi operations in the city of Yueyang in the Hunan province. As of June 30, 1999, there is a total of 778 taxis. During the three months for the quarter ended September 30, 1999, the Company allocated 60 more new vehicles to its taxi operations in the city of Yueyang. As of September 30, 1999, the Company owned a taxi fleet with a total of 838 automobiles, all of which in operations already. The Taxi Business contributed income of $3,858,000 (38.4%) and loss of $234,000 (4.1%) to income before provision for income tax and minority interest during the nine months ended September 30, 1998 and 1999.

         The Repair Business accounted for $1,085,000 (6.5%) and $823,000 (6.0%) of the Company's total revenue, net, during the nine months ended September 30, 1998 and 1999, respectively. The Repair Business contributed income of $493,000 and $406,000 to income before provision for income tax and minority interest during the nine months ended September 30, 1998 and 1999, respectively.

         The Company's only other plans besides the Rental Business, the Taxi Business and the Repair Business relate to a hotel being developed in the Hunan Province, in respect of which neither revenue nor expenses were recorded in the current or comparable prior quarter. All expenditures related to the hotel before and during the quarter ended September 30, 1999 have been capitalized and recorded as construction in progress.

         The Company had entered into an agreement in early 1998 to purchase 3,000 cars for an aggregate purchase price of $47,475,000. In late October, 1999, due to insufficient funds obtained by the Company in fulfillment of the contract, the Company had entered into a subsequent agreement with the car manufacturer to terminate the purchase contract by compensating to the car supplier with payment of penalties and car parking charges. See "Liquidity and Capital Resources."

         The Company plans to continue to expand its Rental and Taxi Businesses as rapidly as the Company's capital resources permit, and to expand the Repair Business as necessary to accommodate any expansion of the Rental Business and Taxi Business. However, the Company currently does not have sufficient capital to expand its businesses. See "Liquidity and Capital Resources."

         The Company enjoys preferential tax treatment as a result of its location in Shenzhen, a Special Economic Zone. Enterprises in Shenzhen are subject to an income tax rate of 15%, compared with the standard enterprise income tax rate in China of 33%. In addition, Shenzhen enterprises in the transportation service industry have a 100% income tax credit for the first year in which they have a profit and a 50% income tax credit for the second and third years. Certain other provincial governments have also stipulated similar incentive programs. The Company's subsidiaries are in different stages of enjoying the aforementioned income tax incentive programs. However, as the Company matures, fewer tax incentives are and will be available to the Company. Therefore, the Company's effective tax rate is expected to increase in future periods which will increase income tax expense as a percentage of taxable income.

Comparison of three months ended September 30, 1999 and 1998

                                                      Three                              Three
                                                     Months                              Months
                                                      Ended         Percentage           Ended           Percentage
                                                    September      of revenue,         September        of revenue,
                                                    30, 1998           net              30, 1999            net
Revenue, net                                       $5,655,000         100.0%           $3,718,000          100.0%
Total operating expenses (1)                        1,883,000          33.3%            4,046,000          108.8%
Total expenses (excluding income tax) (1)           2,003,000          35.4%            4,125,000          111.0%
Income (loss) before provision for income tax       3,652,000          64.6%            ( 407,000 )       ( 11.0% )
and minority interest
Income (loss) before minority interest              3,403,000          60.2%            ( 524,000 )       ( 14.1% )
Net Income (loss)                                   3,165,000          56.0%            ( 641,000 )       ( 17.2% )

(1) Includes in 1999 $1,246,000 loss on disposal of revenue-earning equipment

         Revenue, net was $3,718,000 in the three months ended September 30, 1999, a decrease of 34.3% from $5,655,000 during the comparable prior period. The decrease was primarily due to a $2,113,000 (64.6%) decrease in revenue from the Rental Business, offset by a $293,000 increase in revenue generated from the Taxi Business. The Rental, Taxi and Repair Businesses contributed $1,156,000 (31.1%), $2,342,000 (63.0%) and $220,000 (5.9%), respectively, to revenue, net, during the three  months ended  September  30, 1999,  compared  with  $3,269,000
(57.8%),  $2,049,000  (36.2%),  and $337,000  (6.0%),  respectively,  during the comparable prior period. Revenue, net, from the Taxi Business increased from $2,049,000 in the comparable prior quarter to $2,342,000 in the current quarter, a 14.3% increase. Revenue, net, for the Repair Business was $220,000 in the current quarter, compared to $337,000 during the comparable prior period, a 34.7% decrease. The decrease in net revenue from the Rental Business is primarily due to the reduction of the rental fleet from the prior year and the disposal of a large numbers of rental automobiles during 1999. Profit margins of the Rental Business are comparatively reduced due to the increasingly competitiveness of the loosely-regulated Rental Industry in PRC. As of the end of the quarter, there were only 620 rental automobiles from all subsidiaries. Part of the 620 rental fleet are new deployment during the quarter, which includes 50 automobiles in the city of Changsha, 40 automobiles in the city of Yueyang, plus another 48 automobiles in the city of Nanning. A total of 138 automobiles were disposed during the third quarter alone. The increase in net revenue from the Taxi Business is primarily due to the addition of 60 taxis in the Taxi Business in the city of Yueyang, Hunan Province during the quarter. The decrease in net revenue from the Repair Business is primarily due to a general slow down in the repair business.

         Total Expenses (excluding income taxes) were $4,125,000 during the three months ended September 30, 1999, an increase of $2,122,000 (105.9%) from $2,003,000 during the comparable prior period. During the current quarter, total expenses as a percentage of revenue, net, increased to 111.0%, compared to 35.4% in the prior period. The increase in the amount of total expenses was comprised primarily of a $404,000 increase in depreciation of revenue-earning equipment, a $1,246,000 increase in loss on disposal of revenue-earning equipment, and a $488,000 increase in other operating expenses, partially offset by a decrease in net interest expense of $41,000.

         Depreciation and Amortization Expense. During the current quarter, depreciation and amortization expense was $1,386,000, compared with $951,000 in the comparable prior period, an increase of $435,000. During the current quarter, the depreciation and amortization expense associated with the Rental Business, Taxi Business, and Repair Business was $561,000, $804,000, and $21,000, respectively. Depreciation and amortization expense, as a percentage of revenue, net, increased during the current quarter, to 37.3%, compared to 16.8% during the comparable prior period. The increase in depreciation expense was due primarily to an increase in the number of taxis in service and the adjustments made to depreciate all automobiles in 6 years which the Company believes better reflect the useful life of the automobiles.

         Loss on disposal of revenue-earning equipment increased to $1,246,000 during the current quarter, from $0 during the comparable prior quarter. The increase in loss on revenue-earning equipment was due to disposition of old rental automobiles during the third quarter ended September 30, 1999. New rental automobiles or taxis are estimated to have a service life of six years.

         Other Operating Expenses. Other operating expenses includes traffic regulation fees, road maintenance fees, insurance, salaries, rent, costs of materials, depreciation (non-revenue earning equipment) and other general and administrative expenses. During the current quarter, other operating expenses were $1,458,000, compared with

$970,000 during the comparable prior period, an increase of $488,000. During the current quarter, other operating expenses, as a percentage of revenue, net, increased to 39.2%, compared with 17.2% for the comparable prior period. The increase in operating expenses as a percentage of revenue, net, was due primarily to extraordinary legal and consulting fees incurred during the third quarter of 1999. The increase in the amount of other operating expenses was primarily due to a $483,000 cost of legal and consulting charges resulting from the Company's unusual legal matter of re-claiming ownership of its own taxi licenses.

         Income before provision for income tax and minority interest was a loss of $407,000 in the current quarter, as compared with income of $3,652,000 in the comparable prior period. Before deducting $313,000 (consisting of $280,000 in professional and general and administrative expenses, and $33,000 in interest expense) and $320,000 (consisting of $306,000 in professional and general and administrative expenses, and $14,000 in interest expense) of expenses of the parent company during the current quarter and the comparable prior quarter, respectively, the Rental, Taxi and Repair Businesses contributed ($1,095,000), $918,000, and $85,000, respectively, to total income before provision for income tax and minority interest, compared with $2,450,000, $1,364,000, and $158,000, respectively, in the comparable prior period. The decrease in income before provision for income tax and minority interest is primarily attributable to the following few identifiable higher-than-normal expenses : the loss on disposal of rental and taxi automobiles, the adjustment on depreciation of all automobiles to conform to a six years life period, and the additional legal and consulting fees incurred during the current period.

         Provision for income tax was $117,000 in the current quarter (-28.8% of loss before provision for income tax and minority interest), compared with $249,000 in the comparable prior period (6.8% of income before provision for income tax and minority interest). The Company enjoys preferential tax treatment as a result of its location in Shenzhen, a Special Economic Zone. Certain other provincial governments have also stipulated similar incentive programs. The Company's subsidiaries are in different stages of enjoying the aforementioned income tax incentive programs. However, as the Company matures, fewer tax incentives are and will be available to the Company. Therefore, the Company's effective tax rate is expected to increase in future periods which will increase income tax expense as a percentage of taxable income.

         Minority interest was ($117,000) in the current quarter, compared with $238,000 in the comparable prior period, which reflects the Company's having generated a loss of income during the current period.

         As a result of the foregoing, the Company incurred a net loss of $641,000 in the current quarter, compared with net income of $3,165,000 in the comparable prior period.

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

Comparison of nine months ended September 30, 1999 and 1998

                                                       Nine                               Nine
                                                      Months                             Months
                                                      Ended         Percentage           Ended           Percentage
                                                    September       of revenue,        September        of revenue,
                                                     30, 1998           net             30, 1999            net
Revenue, net                                      $16,806,000         100.0%          $13,724,000          100.0%
Total operating expenses                            6,221,000          37.0%           16,378,000          119.3%
Total expenses (excluding income tax) (1)           6,756,000          40.2%           19,406,000          141.4%
Income (loss) before provision for income tax      10,050,000          59.8%          ( 5,682,000 )       ( 41.4% )
and minority interest
Income (loss) before minority interest              9,233,000          54.9%          ( 5,932,000 )       ( 43.2% )
Net Income (loss)                                   8,585,000          51.1%          ( 5,995,000 )       ( 43.7% )

(1) Includes in 1999 a $2,696,000 provision for loss on non-fulfillment of car purchase agreement and $5,801,000 loss on disposal of revenue-earning equipment

         Revenue, net was $13,724,000 in the nine months ended September 30, 1999, a decrease of 18.3% from $16,806,000 during the comparable prior period. The decrease was primarily due to a $3,429,000 (36.0%) decrease in revenue from the Rental Business, offset by a $609,000 increase in revenue generated from the Taxi Business. The Rental, Taxi and Repair Businesses contributed $6,101,000 (44.5%), $6,800,000 (49.5%) and $823,000 (6.0%), respectively, to revenue, net, during the nine months  ended  September  30,  1999,  compared  with  $9,530,000
(56.7%),  $6,191,000 (36.8%),  and $1,085,000 (6.5%),  respectively,  during the comparable prior period. Revenue, net, from the Taxi Business increased from $6,191,000 in the comparable prior quarter to $6,800,000 in the current quarter, a 9.8% increase. Revenue, net, for the Repair Business was $823,000 in the current quarter, compared to $1,085,000 during the comparable prior period, a 24.1% decrease. The decrease in net revenue from the Rental Business is primarily due to the reduction of the rental fleet from the prior year and the disposal of large numbers of rental and taxi automobiles during 1999. Profit margins of the Rental Business are comparatively reduced due to the increasingly competitiveness of the loosely-regulated Rental Industry in PRC. As of the end of the quarter, there were only 620 rental automobiles from all subsidiaries. Part of the 620 rental fleet represent new deployment during the third quarter of 1999, which includes 50 automobiles in the city of Changsha, 40 automobiles in the city of Yueyang, plus another 48 automobiles in the city of Nanning. The disposal history of 1999 for the rental fleet is as follows :- As of March 31, 1999, the Rental Business had acquired a rental fleet of 1,168 automobiles, of which 770 automobiles had already been deployed for normal rental operations and the remaining 398 automobiles not yet in active services. During the three months for the quarter ended June 30, 1999, the Company had disposed a total of 400 automobiles, which includes 100 automobiles from Ganzhou of the Jiangxi province, 150 automobiles from Guangzhou of the Guangdong province, 50 automobiles from Nanchang of the Jiangxi province, and 100 automobiles from Nanjing of the Jiangsu province. Additonal 250 new automobiles were deployed for rental services out of the existing 398 idle non-operating automobiles, which includes 100 automobiles in Ganzhou of the Jiangxi province, 100 automobiles in Xian of the Shaanxi province, and 50 automobiles in Nanning of the Guangxi province. Additionally, a total of 10 automobiles was removed from the Yueyang rental operations and later on placed in the Yueyang taxi operations. Subsequent allocations placed the remaining 138 idle automobiles to services as follows :- 40 automobiles to Yueyang of the Hunan province, 50 automobiles to Changsha of the Hunan province, and 48 automobiles to Nanning of the Guangxi province. As of June 30, 1999, the total rental fleet consisted of 758 automobiles, of which 568 automobiles were deployed in rental operations and the remaining 190 vehicles were in the process of deployment. During the third quarter of 1999, the Company further disposed a total of 138 automobiles, which includes 39 automobiles from the rental operations in the city of Guangzhou of the Guangdong province, 29 automobiles from the rental operations in the city of Nanchang of the Jiangxi province, and 70 automobiles from the rental operations in the city of Xian from the Shaanxi province. Theredore, a total of 788 rental automobiles were disposed during the second and third quarter of 1999. The increase in net revenue from the Taxi Business is primarily due to the addition of 60 taxis in the Taxi Business in the city of Yueyang, Hunan Province during the quarter. The decrease in net revenue from the Repair Business is primarily due to a general slow down in the repair business.

         Total Expenses (excluding income taxes) were $19,406,000 during the nine months ended September 30, 1999, an increase of $12,650,000 (187.2%) from $6,756,000 during the comparable prior period. During the first three quarters of the current year, total expenses as a percentage of revenue, net, increased to 141.4%, compared to 40.2% in the prior period. The increase in the amount of total expenses was comprised primarily of a $1,401,000 increase in depreciation of revenue-earning equipment, a $5,801,000 increase in loss on disposal of revenue-earning equipment, a $2,891,000 increase in other operating expenses, and a $2,696,000 one-time provision for loss on cancellation of the 3,000 automobiles purchase contract (an extraordinary item), partially offset by a decrease in net interest expense of $203,000.

         Depreciation and Amortization Expense. During the current nine months, depreciation and amortization expense was $4,539,000, compared with $3,032,000 in the comparable prior period, an increase of $1,507,000. During the three quarters, the depreciation and amortization expense associated with the Rental Business, Taxi Business, and Repair Business was $1,554,000, $2,924,000, and $61,000, respectively. Additionally, there is a one-time $877,000 useful life adjustment charge imposed on the Taxi Business to arrange for all taxis from all subsidiaries to be uniformly depreciated over a life span of 6 years.
Depreciation and amortization expense, as a percentage of revenue, net, increased during the current quarter, to 33.1%, compared to 18.0% during the comparable prior period. The increase in depreciation expense was due primarily to an increase in the number of taxis in service and the adjustments made to depreciate all automobiles in 6 years which the Company believes better reflect the useful life of the automobiles.

         Loss on disposal of revenue-earning equipment increased to $5,801,000 during the current three quarters, from $0 during the comparable prior quarter. The increase in loss on revenue-earning equipment was due to disposition of old rental and taxi automobiles during the second and third quarter of 1999, plus the replenishment of old rental automobiles and taxis during the three quarters. A total of 538 rental automobiles (400 in the second quarter and 138 in the third quarter) and 250 taxis (all in the second quarter) were disposed during the nine months of 1999, with a subsequent deployment of 250 new rental automobiles and 250 new taxis. New rental automobiles or taxis are estimated to have a service life of six years from now on before disposal.

         Other Operating Expenses. Other operating expenses includes traffic regulation fees, road maintenance fees, insurance, salaries, rent, costs of materials, depreciation (non-revenue earning equipment) and other general and administrative expenses. During the current nine months, other operating expenses were $6,198,000, compared with $3,307,000 during the comparable prior period, an increase of $2,891,000. During the current nine months, other operating expenses, as a percentage of revenue, net, increased to 45.2%, compared with 19.7% for the comparable prior period. The increase in operating expenses as a percentage of revenue, net, was due primarily to extraordinary legal and consulting fees incurred during the second quarter and third quarter of 1999. The increase in the amount of other operating expenses was primarily due to $2,029,000 cost of legal and consulting charges resulting from the
Company's unusual legal matter of re-claiming ownership of its own taxi licenses, plus an additional $654,000 on professionals fees by the US headquarters on filings requirements, first annual meeting and annual report preparation, legal fees, etc.

         Provision for loss on non-fulfillment of car purchase agreement amounts to $2,696,000 during the first nine months of 1999, from $0 during the comparable prior quarter. In early 1998, the Company has contracted with a car manufacturing company to acquire 3,000 automobiles. The contracted amount for such agreement was $47,475,000 and the outstanding commitment was $36,000,000 after deduction of deposits paid by the Company of $11,475,000 as of June 30, 1999. As a result of non-fulfillment of the contract due to insufficient working capital in paying off the outstanding commitment, the Company had to cancel the contract. The Company was subject to a penalty of $1,812 and car parking charges of $884 (aggregating $2,696), the amount of which was charged to operation during the quarter ended June 30, 1999.

         Income before provision for income tax and minority interest was a loss of $5,682,000 in the current three quarters, as compared with income of $10,050,000 in the comparable prior period. Before deducting $1,799,000 (consisting of $1,714,000 in professional fees and general and administrative expenses, and $85,000 in interest expense) and $1,245,000 (consisting of $1,060,000 in professional fees and general and administrative expenses, and $185,000 in interest expense) of expenses of the parent company during the current three quarters and the comparable prior period, respectively, the Rental, Taxi and Repair Businesses contributed ($4,047,000), ($234,000), and $406,000, respectively, to total income before provision for income tax and minority interest, compared with $6,944,000, $3,858,000, and $493,000, respectively, in the comparable prior period. The decrease in income before provision for income tax and minority interest is primarily attributable to the following few identifiable higher-than-normal expenses : the loss on disposal of rental automobiles, the adjustment on depreciation of all automobiles to conform to a six years life period, the additional legal and consulting fees incurred during the current three quarters. Additionally, the decrease in income before provision for income tax and minority interest is further affected by the one-time extraordinary provision for loss on the non-fulfillment of the 3,000 automobiles purchase agreement.

         Provision for income tax was $250,000 in the current nine months (-4.4% of loss before provision for income tax and minority interest), compared with $817,000 in the comparable prior period (8.1% of income before provision for income tax and minority interest). The Company enjoys preferential tax treatment as a result of its location in Shenzhen, a Special Economic Zone. Certain other provincial governments have also stipulated similar incentive programs. The Company's subsidiaries are in different stages of enjoying the aforementioned income tax incentive programs. However, as the Company matures, fewer tax incentives are and will be available to the Company. Therefore, the Company's effective tax rate is expected to increase in future periods which will increase income tax expense as a percentage of taxable income.

         Minority interest was ($63,000) in the current quarter, compared with $648,000 in the comparable prior period, which reflects the Company's having generated a loss of income during the current period.

         As a result of the foregoing, the Company incurred a net loss of $5,995,000 in the current three quarters, compared with net income of $8,585,000 in the comparable prior period.

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

         At September 30, the Company had trade receivables of $78,000, cash and cash equivalents of $4,789,000, and other receivable of $1,631,000, aggregating $6,498,000. The Company's liabilities due within a year aggregated $12,876,000. Accordingly, at September 30, 1999, liabilities due within a year exceeded cash (including cash equivalents) and receivables by $6,378,000. At December 31, 1998, liabilities due within a year exceeded cash (including cash equivalents) and receivables by $3,534,000. This $2,844,000 decrease in working capital was primarily attributable to an overall increase in cash (including cash equivalents) and receivables of approximately $1,483,000, partially offset by an overall increase in liabilities due within a year of approximately $4,327,000, consisting primarily of increased other payable $2,870,000 and increased accrued expenses and income taxes payable of $993,000, partially offset by a $469,000 decrease in trades payable.

         As the Company's financial resources permit, the Company intends to make capital expenditures, primarily for the purchase of new automobiles for the Rental and Taxi Business and the completion of construction of the Company's hotel project.

         The Company contracted with a car manufacturing company in early 1998 to acquire 3,000 cars for car rental business purposes. The contracted amount for such agreement was $47,475,000 and the outstanding commitment was $36,000,000 after deduction of deposits paid of $11,475,000. As of June 30, 1999, the Company had not performed its obligations under the contract. Subsequently, the Company entered into a supplementary agreement with the car supplier to extend the payment due date under the contract. During 1999, as a result of the Company not performing its obligations under such contract, the Company has entered into a third agreement with the car supplier to terminate the above two agreements by compensating the car supplier with payment of penalties and car parking charges. Under that cancellation agreement, the Company was subject to a penalty of $1,812,000 and car parking charges of $884,000 (aggregating $2,696,000), the amount of which was charged to operations during the quarter ended June 30, 1999.

         Additionally, the Company has contracted with two car suppliers in June 1999 to acquire 300 cars for its Taxi Business. The contracted amount for such agreements were $4,168,000. A down payment of $2,175,000 has been made to the supplier as of September 30, 1999.

         At September 30, 1999, the estimated cost of completing construction of the hotel project was approximately $4.0 million, of which $2.2 million has been paid to date. The Company has suspended construction of the hotel project, as the Company does not currently have sufficient capital to fund the construction of such project. The Company intends to resume construction on the hotel project at such time as the Company has sufficient capital to do so.

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

         Pursuant to Jinzhenghua Transport's organizational documents, the Company and the minority owners of Jinzhenghua Transport are obligated to contribute $9,200,000 and $800,000 (in cash or assets), respectively, to the registered capital of Jinzhenghua Transport. In particular, the Company was obligated to make its capital contribution to Jinzhenghua Transport in two equal installments of $4,600,000, the first of which was due October 30, 1998 and the second of which will be due December 26, 1999. The minority owners were obligated to contribute $340,000 by October 30, 1998 and the balance by December 26, 1999. To date, the Company has contributed approximately $300,000 of its aggregate $9,200,000 obligation to the capital of Jinzhenghua Transport.
Accordingly, the Company has not performed on its obligation to contribute $4,200,000 to Jinzhenghua Transport by October 30, 1998. The minority owners also did not perform on their obligations to contribute the aggregate $340,000 by October 30, 1998.

         The organizational documents were amended under date of November 22,1999. Under the amended documents, the Company will be obligated to make its capital contribution to Jinzhenghua Transport in two equal instalments of $4,450,000, the first of which will be due December 31, 2000 and the second of which will be due August 28, 2001. The minority owners will be obligated to contribute $22,000 by February 29, 2000, $329,000 by December 31, 2000, and $449,000 by August 28,2001. In the same amendment, Jinzhenghua Transport changed its corporate name to Shenzhen Yunrun Transport Group Co., Ltd. ("Yunrun Transport"). The amendment was approved by the appropriate Chinese authorities on December 17, 1999. On December 27, 1999, the Chinese government renewed Yunrun Transport's business license to August 28, 2001.

         The Company expects that it will be required to make the remaining capital contribution to Yunrun Transport ($8,900,000) by the appropriate due dates. Although there can be no assurance, the Company believes that it will be able to raise sufficient capital from additional financings to contribute the remaining balance of $8,900,000 to the capital of Yunrun Transport by the appropriate due dates. If the Company fails timely to make any of the required contribution or fails to obtain an extension approved by the government, the government may cancel or refuse to renew Yunrun Transport's business license, which would materially and adversely affect the Company.

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

         Jinzhenghua Transport is an FIE. Jinzhenghua Transport has obtained a foreign currency account with a designated bank and is able to exchange foreign currency for settlement of foreign currency transactions (as defined in the applicable regulations) and, subject to satisfaction of certain conditions, may pay dividends. However, the Company has not made certain capital contributions to Jinzhenghua Transport necessary to enable Jinzhenghua Transport to pay dividends to the Company. See Part 1, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and
Capital Resources." Accordingly, Jinzhenghua Transport's ability to pay dividends to the Company is currently restricted. There can be no assurance that Jinzhenghua Transport will be able to maintain FIE status, that the current authorizations for FIEs to retain their foreign exchange in the future to satisfy foreign exchange liabilities or to pay dividends will not be limited or eliminated or that Jinzhenghua Transport will be able to obtain sufficient foreign exchange to pay dividends or satisfy its foreign exchange liabilities.

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

         The first proceeding, commencing May 1999, involved enforcement in the Shenzhen Intermediate People's Court (the "Intermediate Court") in favor of Shenzhen Cooperative Bank ("SCB") of certain liens which the SCB was granted against the Company's taxi licenses in connection with approximately $14,188,000 of loans SCB made to Zhenghua in 1994 to 1996. These loans had been secured by various assets of Zhenghua Group, which included 378 taxi licenses. In March, 1997 (prior to the reorganization of Jinzhenghua Transport), Zhenghua entered into an agreement with Jinzhenghua Transport pursuant to which Zhenghua agreed to contribute and transfer various assets including the 378 taxi licenses to Jinzhenghua Transport.

         In May 1997, Zhenghua, with the understanding that the taxi licenses were to be released as collateral, entered into an agreement (the "Agreement") with SCB pursuant to which Zhenghua assumed sole responsibility for repaying the outstanding loans to SCB and agreed to provide certain real estate as new collateral to secure its debt to SCB. Additionally, in September, 1998, 2.1 million shares of the common stock of the Company (ITN), owned by the principal stockholder, were pledged to SCB in support of certain guarantees given to SCB. During the second quarter of 1999, the Intermediate Court advised Jinzhenghua Transport of the foreclosure of the SCB debt and the 378 licenses were seized under such foreclosure. During November 1999, the Intermediate Court restored the seized taxi licenses to Jinzhenghua Transport.

         Subsequent to that restoration of taxi licenses by the Intermediate Court's action, the Company obtained written documentation from SCB in which SCB confirmed that neither the Company nor Jinzhengua Transport had any responsibility or obligation to SCB in connection with any loans made by SCB to Zhenghua. The Company also obtained written confirmation from the Shenzhen Vehicle Registration Bureau that the 378 taxi licenses are owned by the Company and no collateral or lien is registered thereon.

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

         Since these actions took place in a developing China legal system, any legal decisions relating to the Company's assets, including the 378 and 50 taxi licenses discussed above, may be subject to further claims, liens or repossession by the Court or the Chinese government. Any such further proceedings would result in a material adverse effect on the financial position of the Company.

DAWSON SCIENCE CORPORATION

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

                  Not Applicable

ITEM 5.  OTHER INFORMATION

                  Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Listing of Exhibits
         ----------------- ------------------------------------------------------------------------------------------------
         Exhibit No.       Description of Exhibit
         ----------------- ------------------------------------------------------------------------------------------------
         2.1(1)            Agreement and Plan of Reorganization.
         ----------------- ------------------------------------------------------------------------------------------------
         3.1(1)            Certificate of Incorporation of the Company, as Amended.
         ----------------- ------------------------------------------------------------------------------------------------
         3.2(1)            Bylaws of the Company.
         ----------------- ------------------------------------------------------------------------------------------------
         4.1(2)            Assignment of Indebtedness,  dated December 11, 1998 by Shenzhen  Zhenghua Group Co. Ltd. to Wu
                           Zhi Jian, New Century International S.R.L., Billy Yung and Chusa International Ltd.
         ----------------- ------------------------------------------------------------------------------------------------
         4.2(2)            Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Wu Zhi Jian.
         ----------------- ------------------------------------------------------------------------------------------------
         4.3(2)            Stock Purchase Warrant, dated December 11, 1998 in favor of Wu Zhi Jian.
         ----------------- ------------------------------------------------------------------------------------------------
         4.4(2)            Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and New Century International S.R.L.
         ----------------- ------------------------------------------------------------------------------------------------
         4.5(2)            Stock Purchase Warrant, dated December 11, 1998 in favor of New Century International S.R.L.
         ----------------- ------------------------------------------------------------------------------------------------
         4.6(2)            Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Chusa International Limited.
         ----------------- ------------------------------------------------------------------------------------------------
         4.7(2)            Stock Purchase Warrant, dated December 11, 1998 in favor of Chusa International Limited.
         ----------------- ------------------------------------------------------------------------------------------------
         4.8(2)            Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Yeung Shu Kin
         ----------------- ------------------------------------------------------------------------------------------------
         4.9(2)            Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Surewin International Limited.
         ----------------- ------------------------------------------------------------------------------------------------
         4.10(2)           Stock Purchase Warrant, dated December 11, 1998 in favor of Surewin International Limited.
         ----------------- ------------------------------------------------------------------------------------------------
         4.11(2)           Subscription  Agreement,  dated December 17, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Kwok Kee Billy Yung.
         ----------------- ------------------------------------------------------------------------------------------------
         4.12(2)           Stock Purchase Warrant, dated December 11, 1998 in favor of Kwok Kee Billy Yung.
         ----------------- ------------------------------------------------------------------------------------------------
         4.13(2)           Subscription  Agreement,  dated December 23, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Kwok Kee Billy Yung.
         ----------------- ------------------------------------------------------------------------------------------------
         4.14*             Subscription  Agreement,  dated January 26, 1999,  between  Integrated  Transportation  Network
                           Group Inc. and Yeung Shu Kin.
         ----------------- ------------------------------------------------------------------------------------------------
         4.15*             Subscription Agreement,  dated January 29, 1999 between Integrated Transportation Network Group
                           Inc. and Roy Lerman.
         ----------------- ------------------------------------------------------------------------------------------------
         4.16*             Subscription  Agreement,  dated  February 10, 1999 between  Integrated  Transportation  Network
                           Group, Inc. and Kwok Kee Billy Yung.
         ----------------- ------------------------------------------------------------------------------------------------
         4.17*             5% Convertible Note, dated February 10, 1999, issued to Kwok Kee Billy Yung.
         ----------------- ------------------------------------------------------------------------------------------------
         4.18*             Subscription Agreement,  dated March 12, 1999, between Integrated  Transportation Network Group
                           Inc. and Zhong Hua Chen.
         ----------------- ------------------------------------------------------------------------------------------------
         4.19*             Subscription  Agreement,  dated March 5, 1999, between Integrated  Transportation Network Group
                           Inc. and Orient Financial Services Limited.
         ----------------- ------------------------------------------------------------------------------------------------
         4.20*             Stock Purchase Warrant, dated March 5, 1999 in favor of Orient Financial Services Limited.
         ----------------- ------------------------------------------------------------------------------------------------


         ----------------- ------------------------------------------------------------------------------------------------
         4.21*             Subscription Agreement,  dated March 25, 1999, between Integrated  Transportation Network Group
                           Inc. and Virtual Financial Corp.
         ----------------- ------------------------------------------------------------------------------------------------
         4.22*             Stock Purchase Warrant, dated March 25, 1999 in favor of Virtual Finance Corp.
         ----------------- ------------------------------------------------------------------------------------------------
         4.23*             Subscription Agreement,  dated March 26, 1999, between Integrated  Transportation Network Group
                           Inc. and Dr. Yung Yau.
         ----------------- ------------------------------------------------------------------------------------------------
         4.24*             Subscription Agreement,  dated March 26, 1999, between Integrated  Transportation Network Group
                           Inc. and Kwok Kee Billy Yung.
         ----------------- ------------------------------------------------------------------------------------------------
         10.1(1)           Letter  Agreement,  dated March 19, 1997 between Dawson Science  Corporation  and Shenzhen City
                           Zhenghua Traffic and Transportation Main Company, Ltd.
         ----------------- ------------------------------------------------------------------------------------------------
         10.2(1)           Letter  Agreement,  dated June 27, 1997 between Dawson Science  Corporation and Wharton Capital
                           Partners Ltd.
         ----------------- ------------------------------------------------------------------------------------------------
         10.3(1)           Consulting  Agreement,  dated February 11, 1998 between Dawson Science  Corporation  and R.I.P.
                           Consultants.
         ----------------- ------------------------------------------------------------------------------------------------
         10.4(1)           Contract  for Chinese  Foreign  Equity Joint  Venture,  dated  October 8, 1997  between  Dawson
                           Science Corporation and Wu Qui Mei (Shenzhen Jinzhenghua  Transport Industrial  Development Co.
                           Ltd.).
         ----------------- ------------------------------------------------------------------------------------------------
         10.5(1)           Regulations  for Chinese  Foreign  Equity Joint  Venture,  dated October 8, 1997 between Dawson
                           Science Corporation and Shenzhen Jinzhenghua Transport Industrial Development Co. Ltd.
         ----------------- ------------------------------------------------------------------------------------------------
         10.6(1)           Business  Loan  and  Security  Agreement,   dated  November  3,  1997  between  Dawson  Science
                           Corporation and Yeung Ming-Sum.
         ----------------- ------------------------------------------------------------------------------------------------
         10.7(1)           Business  Loan and  Security  Agreement,  dated  September  19,  1997  between  Dawson  Science
                           Corporation and Yeung Shu-kin.
         ----------------- ------------------------------------------------------------------------------------------------
         10.8(1)           Business  Loan and  Security  Agreement,  dated  September  30,  1997  between  Dawson  Science
                           Corporation and Neolite Neon Co. Pty. Ltd.
         ----------------- ------------------------------------------------------------------------------------------------
         10.9(1)           Grid Promissory Note, dated July 3, 1997, payable to Wharton Capital Partners, Ltd.
         ----------------- ------------------------------------------------------------------------------------------------
         10.10(1)          Agreement,  dated May 28, 1998 between Dawson Science  Corporation,  Integrated  Transportation
                           Network Group Inc. and R.I.P. Consultants.
         ----------------- ------------------------------------------------------------------------------------------------
         10.11(2)          Agreement to purchase 2000 automobiles,  between Sun Loong and Shenzhen  Jinzhenghua  Transport
                           Industrial Development Co., Ltd. (terminated)
         ----------------- ------------------------------------------------------------------------------------------------
         10.12(2)          Agreement to purchase 3000  automobiles,  between  First  Automobile  and Shenzhen  Jinzhenghua
                           Transport Industrial Development Co., Ltd.
         ----------------- ------------------------------------------------------------------------------------------------
         10.13*            Consulting  Agreement,  dated January 29, 1999, between Integrated  Transportatin Network Group
                           Inc. and Roy Lerman.
         ----------------- ------------------------------------------------------------------------------------------------
         10.14*            1999 Combination Stock Option Plan.
         ----------------- ------------------------------------------------------------------------------------------------
         10.15*            Consulting  Agreement,  dated March 12, 1999, between Integrated  Transportation  Network Group
                           Inc., and Orient Financial Services Limited.
         ----------------- ------------------------------------------------------------------------------------------------
         10.16*            Consulting Agreement,  dated February 16, 1999 between Integrated  Transportation Network Group
                           Inc., and Virtual Financial Corp.
         ----------------- ------------------------------------------------------------------------------------------------
         10.17*            Consulting  Agreement,  dated March 12, 1999, between Integrated  Transportation  Network Group
                           Inc., and Orient Financial Services Limited.
         ----------------- ------------------------------------------------------------------------------------------------
         21(2)             List of Subsidiaries.
         ----------------- ------------------------------------------------------------------------------------------------
         27.1*             Financial Data Schedule.
         ----------------- ------------------------------------------------------------------------------------------------

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

Date:  May 15, 1999                INTEGRATED TRANSPORTATION
                                            NETWORK GROUP, INC.


                                            By:  /s/ Andrew Lee
                                            -------------------

                                                   Andrew Lee
                                                    President

                                            By:  /s/ Willy Wu
                                            -------------------
                                                   Willy Wu
                                                   Chief Financial Officer

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May __, 1999                        INTEGRATED TRANSPORTATION
                                           NETWORK GROUP, INC.


                                            By:
                                               -------------------

                                                   Andrew Lee
                                                    President

                                            By:
                                               -------------------
                                                   Willy Wu
                                                   Chief Financial Officer


         (a)  Listing of Exhibits
         ----------------- ------------------------------------------------------------------------------------------------
         Exhibit No.       Description of Exhibit
         ----------------- ------------------------------------------------------------------------------------------------
         2.1(1)            Agreement and Plan of Reorganization.
         ----------------- ------------------------------------------------------------------------------------------------
         3.1(1)            Certificate of Incorporation of the Company, as Amended.
         ----------------- ------------------------------------------------------------------------------------------------
         3.2(1)            Bylaws of the Company.
         ----------------- ------------------------------------------------------------------------------------------------
         4.1(2)            Assignment of Indebtedness,  dated December 11, 1998 by Shenzhen  Zhenghua Group Co. Ltd. to Wu
                           Zhi Jian, New Century International S.R.L., Billy Yung and Chusa International Ltd.
         ----------------- ------------------------------------------------------------------------------------------------
         4.2(2)            Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Wu Zhi Jian.
         ----------------- ------------------------------------------------------------------------------------------------
         4.3(2)            Stock Purchase Warrant, dated December 11, 1998 in favor of Wu Zhi Jian.
         ----------------- ------------------------------------------------------------------------------------------------
         4.4(2)            Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and New Century International S.R.L.
         ----------------- ------------------------------------------------------------------------------------------------
         4.5(2)            Stock Purchase Warrant, dated December 11, 1998 in favor of New Century International S.R.L.
         ----------------- ------------------------------------------------------------------------------------------------
         4.6(2)            Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Chusa International Limited.
         ----------------- ------------------------------------------------------------------------------------------------
         4.7(2)            Stock Purchase Warrant, dated December 11, 1998 in favor of Chusa International Limited.
         ----------------- ------------------------------------------------------------------------------------------------
         4.8(2)            Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Yeung Shu Kin
         ----------------- ------------------------------------------------------------------------------------------------
         4.9(2)            Subscription  Agreement,  dated December 11, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Surewin International Limited.
         ----------------- ------------------------------------------------------------------------------------------------
         4.10(2)           Stock Purchase Warrant, dated December 11, 1998 in favor of Surewin International Limited.
         ----------------- ------------------------------------------------------------------------------------------------
         4.11(2)           Subscription  Agreement,  dated December 17, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Kwok Kee Billy Yung.
         ----------------- ------------------------------------------------------------------------------------------------
         4.12(2)           Stock Purchase Warrant, dated December 11, 1998 in favor of Kwok Kee Billy Yung.
         ----------------- ------------------------------------------------------------------------------------------------
         4.13(2)           Subscription  Agreement,  dated December 23, 1998,  between Integrated  Transportation  Network
                           Group Inc. and Kwok Kee Billy Yung.
         ----------------- ------------------------------------------------------------------------------------------------
         4.14(3)           Subscription  Agreement,  dated January 26, 1999,  between  Integrated  Transportation  Network
                           Group Inc. and Yeung Shu Kin.
         ----------------- ------------------------------------------------------------------------------------------------
         4.15(3)           Subscription Agreement,  dated January 29, 1999 between Integrated Transportation Network Group
                           Inc. and Roy Lerman.
         ----------------- ------------------------------------------------------------------------------------------------
         4.16(3)           Subscription  Agreement,  dated  February 10, 1999 between  Integrated  Transportation  Network
                           Group, Inc. and Kwok Kee Billy Yung.
         ----------------- ------------------------------------------------------------------------------------------------
         4.17(3)           5% Convertible Note, dated February 10, 1999, issued to Kwok Kee Billy Yung.
         ----------------- ------------------------------------------------------------------------------------------------
         4.18(3)           Subscription Agreement,  dated March 12, 1999, between Integrated  Transportation Network Group
                           Inc. and Zhong Hua Chen.
         ----------------- ------------------------------------------------------------------------------------------------
         4.19(3)           Subscription  Agreement,  dated March 5, 1999, between Integrated  Transportation Network Group
                           Inc. and Orient Financial Services Limited.
         ----------------- ------------------------------------------------------------------------------------------------
         4.20(3)           Stock Purchase Warrant, dated March 5, 1999 in favor of Orient Financial Services Limited.
         ----------------- ------------------------------------------------------------------------------------------------


         ----------------- ------------------------------------------------------------------------------------------------
         4.21(3)           Subscription Agreement,  dated March 25, 1999, between Integrated  Transportation Network Group
                           Inc. and Virtual Financial Corp.
         ----------------- ------------------------------------------------------------------------------------------------
         4.22(3)           Stock Purchase Warrant, dated March 25, 1999 in favor of Virtual Finance Corp.
         ----------------- ------------------------------------------------------------------------------------------------
         4.23(3)           Subscription Agreement,  dated March 26, 1999, between Integrated  Transportation Network Group
                           Inc. and Dr. Yung Yau.
         ----------------- ------------------------------------------------------------------------------------------------
         4.24(3)           Subscription Agreement,  dated March 26, 1999, between Integrated  Transportation Network Group
                           Inc. and Kwok Kee Billy Yung.
         ----------------- ------------------------------------------------------------------------------------------------
         10.1(1)           Letter  Agreement,  dated March 19, 1997 between Dawson Science  Corporation  and Shenzhen City
                           Zhenghua Traffic and Transportation Main Company, Ltd.
         ----------------- ------------------------------------------------------------------------------------------------
         10.2(1)           Letter  Agreement,  dated June 27, 1997 between Dawson Science  Corporation and Wharton Capital
                           Partners Ltd.
         ----------------- ------------------------------------------------------------------------------------------------
         10.3(1)           Consulting  Agreement,  dated February 11, 1998 between Dawson Science  Corporation  and R.I.P.
                           Consultants.
         ----------------- ------------------------------------------------------------------------------------------------
         10.4(1)           Contract  for Chinese  Foreign  Equity Joint  Venture,  dated  October 8, 1997  between  Dawson
                           Science Corporation and Wu Qui Mei (Shenzhen Jinzhenghua  Transport Industrial  Development Co.
                           Ltd.).
         ----------------- ------------------------------------------------------------------------------------------------
         10.5(1)           Regulations  for Chinese  Foreign  Equity Joint  Venture,  dated October 8, 1997 between Dawson
                           Science Corporation and Shenzhen Jinzhenghua Transport Industrial Development Co. Ltd.
         ----------------- ------------------------------------------------------------------------------------------------
         10.6(1)           Business  Loan  and  Security  Agreement,   dated  November  3,  1997  between  Dawson  Science
                           Corporation and Yeung Ming-Sum.
         ----------------- ------------------------------------------------------------------------------------------------
         10.7(1)           Business  Loan and  Security  Agreement,  dated  September  19,  1997  between  Dawson  Science
                           Corporation and Yeung Shu-kin.
         ----------------- ------------------------------------------------------------------------------------------------
         10.8(1)           Business  Loan and  Security  Agreement,  dated  September  30,  1997  between  Dawson  Science
                           Corporation and Neolite Neon Co. Pty. Ltd.
         ----------------- ------------------------------------------------------------------------------------------------
         10.9(1)           Grid Promissory Note, dated July 3, 1997, payable to Wharton Capital Partners, Ltd.
         ----------------- ------------------------------------------------------------------------------------------------
         10.10(1)          Agreement,  dated May 28, 1998 between Dawson Science  Corporation,  Integrated  Transportation
                           Network Group Inc. and R.I.P. Consultants.
         ----------------- ------------------------------------------------------------------------------------------------
         10.11(2)          Agreement to purchase 2000 automobiles,  between Sun Loong and Shenzhen  Jinzhenghua  Transport
                           Industrial Development Co., Ltd. (terminated)
         ----------------- ------------------------------------------------------------------------------------------------
         10.12(2)          Agreement to purchase 3000  automobiles,  between  First  Automobile  and Shenzhen  Jinzhenghua
                           Transport Industrial Development Co., Ltd.
         ----------------- ------------------------------------------------------------------------------------------------
         10.13(3)          Consulting  Agreement,  dated January 29, 1999, between Integrated  Transportatin Network Group
                           Inc. and Roy Lerman.
         ----------------- ------------------------------------------------------------------------------------------------
         10.14(3)          1999 Combination Stock Option Plan.
         ----------------- ------------------------------------------------------------------------------------------------
         10.15(3)          Consulting  Agreement,  dated March 12, 1999, between Integrated  Transportation  Network Group
                           Inc., and Orient Financial Services Limited.
         ----------------- ------------------------------------------------------------------------------------------------
         10.16(3)          Consulting Agreement,  dated February 16, 1999 between Integrated  Transportation Network Group
                           Inc., and Virtual Financial Corp.
         ----------------- ------------------------------------------------------------------------------------------------
         10.17(3)          Consulting  Agreement,  dated March 12, 1999, between Integrated  Transportation  Network Group
                           Inc., and Orient Financial Services Limited.
         ----------------- ------------------------------------------------------------------------------------------------
         21(2)             List of Subsidiaries.
         ----------------- ------------------------------------------------------------------------------------------------
         27.1*             Financial Data Schedule.
         ----------------- ------------------------------------------------------------------------------------------------

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



         (3) Files as an Exhibit, with the same Exhibit Number to Registrant's Form 10-Q filed with the Securities and Exchange Commission on May 15, 1999 and incorporated herein by reference.

         *        Filed herewith.