Form 10-Q
period 1999-06-30
INTEGRATED TRANSPORTATION NETWORK GROUP INC
filed 2000-04-06
CIK 1057561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
                               ---------------   ---------------


                         Commission File Number 0-24815

                  INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                         13-3993618
---------------------------------------------        --------------------------------------
(State or other jurisdiction of incorporation        (I.R.S Employer Identification Number)
            or organization)

575 Lexington Avenue, Suite 410, New York, New York                  10022
-----------------------------------------------------    ----------------------------
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

12,625,411 common shares, $.01 par value, were outstanding as of August 25, 1999.

                  INTEGRATED TRANSPORTATION NETWORK GROUP INC.

                                AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

         CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:
               Balance sheets, June 30, 1999 and December 31, 1998
               Statements of operations, six months and three months ended June 30, 1999 and 1998
               Statements  of  shareholders'  equity,  six months ended June 30,
               1999
               Statements of cash flows, six months ended June, 1999 and 1998 Notes to consolidated condensed financial statements

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

Item 6.  Exhibits and Reports on Form 8-K.

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).


                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED CONDENSED BALANCE SHEETS
                                                       (US DOLLARS IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------
                                                                           December 31, 1998          June 30,
                                                                                                        1999

 ----------------------------------------------------------------------- ---------------------- ----------------------
                                                                                                     (unaudited)
 ASSETS
 Cash and cash equivalents                                                         $  4,910                 $12,071
 Trade receivables                                                                      105                     136
 Due from affiliate                                                                       -                     301
 Other assets (Notes 3 and 4)                                                        17,077                  15,936
 Inventories                                                                             38                      52
 Property and equipment, net                                                          1,136                   1,013
 Revenue-earning equipment, net                                                      29,379                  28,192
 Taxi licenses, net                                                                  11,814                  12,546
 Construction-in-progress (Note 5)                                                    2,263                   2,263
 Deposit                                                                              1,935                   1,935
 ----------------------------------------------------------------------- ---------------------- ----------------------
                                                                                    $68,657                 $74,445
 ----------------------------------------------------------------------- ---------------------- ----------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES:

    Bank loans                                                                     $  2,402                $  2,438
    Notes payable (Note 2)                                                              320                   2,320
    Trade payables                                                                    1,167                     665
    Other payables                                                                    5,160                   6,662
    Due to directors                                                                     71                      60
    Due to affiliates                                                                   149                       -
    Due to minority shareholders, net                                                    19                      19
    Deferred revenue                                                                  3,001                   2,986
    Accrued expenses                                                                  1,770                   5,294
    Income tax payable                                                                2,651                   2,838
    Deferred income taxes                                                               247                     167
 ----------------------------------------------------------------------- ---------------------- ----------------------
         TOTAL LIABILITIES                                                           16,957                  23,449
 ----------------------------------------------------------------------- ---------------------- ----------------------
 MINORITY INTEREST                                                                    2,919                   3,107
 ----------------------------------------------------------------------- ---------------------- ----------------------
 COMMITMENTS AND CONTINGENCIES (NOTE 5)
 SHAREHOLDERS' EQUITY (NOTES 2 AND 4):

    Common stock, $.01 par value - authorized 50,000,000 shares;                        104                     127
       issued and outstanding 10,435,030 shares at December 31, 1998 and 12,625,411 shares at June 30, 1999
    Additional paid-in capital                                                       23,385                  27,825
    Retained earnings                                                                24,919                  19,565
    Accumulated other comprehensive income - foreign currency
       translation adjustments                                                          373                     372
 ----------------------------------------------------------------------- ---------------------- ----------------------
         TOTAL SHAREHOLDERS' EQUITY                                                  48,781                  47,889
 ----------------------------------------------------------------------- ---------------------- ----------------------
                                                                                    $68,657                 $74,445
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

---------------------------------------------------------------------------------------------------------------------

                                                    Three months ended                      Six months ended
                                                         June 30,                               June 30,
                                             ----------------- ----------------     ---------------- -----------------
                                                        1998              1999                 1998             1999
 ------------------------------------------- ---------------------------------- --- ----------------------------------
                                                        (unaudited)                            (unaudited)
 REVENUE, NET                                         $5,990           $ 4,314              $11,151          $10,006
 ------------------------------------------- ----------------- ---------------- --- ---------------- -----------------
 OPERATING EXPENSES:
    Depreciation of revenue-earning                      969             1,791                1,867            2,864
       equipment

    Amortization of taxi licenses                         67                88                  134              173
    Loss on disposal of revenue earning                    -             3,959                    -            4,555
       equipment

    Other operating expenses                           1,100             3,322                2,337            4,740
 ------------------------------------------- ----------------- ---------------- --- ---------------- -----------------
         TOTAL OPERATING EXPENSES                      2,136             9,160                4,338           12,332
 ------------------------------------------- ----------------- ---------------- --- ---------------- -----------------
         OPERATING INCOME (LOSS)                       3,854            (4,846)               6,813           (2,326)
 OTHER EXPENSES:

    Interest expense, net of interest
       income                                            163               118                  415              253
    Provision for loss on non-fulfillment
       of car purchase agreement (Note 5)
                                                           -             2,696                    -            2,696
 ------------------------------------------- ----------------- ---------------- --- ---------------- -----------------
         INCOME (LOSS) BEFORE PROVISION

            FOR INCOME TAX AND MINORITY                3,691            (7,660)               6,398           (5,275)
            INTEREST

 PROVISION (BENEFIT) FOR INCOME TAX                      367              (301)                 568              133
 ------------------------------------------- ----------------- ---------------- --- ---------------- -----------------
         INCOME (LOSS) BEFORE MINORITY

            INTEREST                                   3,324            (7,359)               5,830           (5,408)
 MINORITY INTEREST                                       217              (158)                 410              (54)
 ------------------------------------------- ----------------- ---------------- --- ---------------- -----------------
 NET INCOME (LOSS)                                     3,107            (7,201)               5,420           (5,354)
 OTHER COMPREHENSIVE INCOME NET OF TAX -
    FOREIGN CURRENCY TRANSLATION

    ADJUSTMENTS                                          (38)               10                  (36)              (1)
 ------------------------------------------- ----------------- ---------------- --- ---------------- -----------------
 COMPREHENSIVE INCOME (LOSS)                          $3,069           $(7,191)            $  5,384         $ (5,355)
 ------------------------------------------- ----------------- ---------------- --- ---------------- -----------------
 NET INCOME (LOSS) PER COMMON SHARE:

    Basic                                          $    .42         $    (.57)          $      .80       $     (.44)
    Diluted                                             .42              (.57)                 .74             (.44)
 ------------------------------------------- ----------------- ---------------- --- ---------------- -----------------
 WEIGHTED AVERAGE COMMON SHARES

    OUTSTANDING:

       Basic                                           7,477            12,625                6,771           12,014
       Diluted                                         7,477            12,625                7,430           12,014
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

                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                      (US DOLLARS  IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------

                                                                                                Accumulated
                                                                                                   other
                                                                                               comprehensive
                                                                                                 income -
                                                                                                  foreign
                                      Common stock               Additional                      currency           Total
                                 ------------ -----------         paid-in       Retained        translation     shareholders'
                                   Shares       Amount            capital       earnings        adjustments         equity
-------------------------------- ------------ ----------- ----- ------------ ---------------- ---------------- -----------------
BALANCE, JANUARY 1, 1999         10,435,030       $104            $23,385        $24,919             $373           $48,781
Issuance of shares in              2,152,381        22              4,338              -                -             4,360
   connection with private
   placements, net of issuance
   costs (Note 4) (unaudited)
Issuance of shares for               38,000          1                102              -                -               103
   consulting and other
   services (Note 4)
   (unaudited)
Foreign currency translation             -           -                  -              -               (1)               (1)
   adjustments (unaudited)
Net loss (unaudited)                     -           -                  -         (5,354)               -            (5,354)
-------------------------------- ------------ ----------- ----- ------------ ---------------- ---------------- -----------------
BALANCE, JUNE 30, 1999           12,625,411       $127            $27,825        $19,565             $372           $47,889
   (UNAUDITED)
-------------------------------- ------------ ----------- ----- ------------ ---------------- ---------------- -----------------

     See accompanying notes to consolidated condensed financial statements.




                                    INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                                AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                       (US DOLLARS IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------

 Six months ended June 30,                                                             1998                    1999
 ----------------------------------------------------------------------- ---------------------- ----------------------
                                                                                               (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                $ 5,420               $ (5,354)
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization of property, equipment and                      1,947                  2,980
            revenue-earning equipment
         Amortization of taxi licenses                                                   134                    173
         Non cash consulting and other services                                            -                    103
         Minority interest                                                               830                    188
         Amortization of organization costs                                              211                      -
         Deferred income tax                                                             153                    (81)
         Exchange adjustment                                                              10                     11
         Loss on disposal of revenue earning equipment                                    63                  4,555
         Provision for loss on non-fulfillment of car purchase                             -                  2,696
            agreement

         Accrued loan interest                                                             -                     36
         Changes in assets and liabilities:
            (Increase) decrease in trade and other receivables                           687                 (1,289)
            (Increase) decrease in inventories                                            49                    (13)
            (Decrease) increase in trade and other payables                             (960)                   986
            (Decrease) increase in accrued expenses                                     (159)                   564
            Increase in income tax payable                                               420                    187
            Decrease in deferred income                                                 (532)                   (15)
 ----------------------------------------------------------------------- ---------------------- ----------------------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES                             8,273                  5,727
 ----------------------------------------------------------------------- ---------------------- ----------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of property, equipment and revenue-earning equipment                    (522)                (4,816)
    Proceeds from sale of property, equipment and revenue-earning                         20                  3,075
       equipment

    Organization costs                                                                  (241)                     -
    Prepayment for acquisition of revenue-earning equipment                           (4,944)                     -
    Acquisition of taxi licenses                                                           -                   (906)
    Deposit paid for the acquisition of taxi business                                      -                 (1,208)
    Prepayment for acquisition of property and equipment                                   -                   (797)
 ----------------------------------------------------------------------- ---------------------- ----------------------
                 NET CASH USED IN INVESTING ACTIVITIES                                (5,687)                (4,652)
 ----------------------------------------------------------------------- ---------------------- ----------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:

    Advance from director                                                                  -                    177
    Proceeds from notes payable                                                            -                  2,000
    Repayments of bank loans                                                            (710)                     -
    Repayments of amount due to affiliates                                            (1,363)                  (451)
    Proceeds from issuance of common stock, net                                          675                  4,360
 ----------------------------------------------------------------------- ---------------------- ----------------------
                 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (1,398)                 6,086
 ----------------------------------------------------------------------- ---------------------- ----------------------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                                             1,188                  7,161
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        4,723                  4,910
 ----------------------------------------------------------------------- ---------------------- ----------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $ 5,911                $12,071
 ----------------------------------------------------------------------- ---------------------- ----------------------

     See accompanying notes to consolidated condensed financial statements.

                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                      (US DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------


   1.       BASIS OF                The consolidated condensed interim financial
            PRESENTATION            statements   included   herein   have   been
                                    prepared  by  the  Company,  without  audit,
                                    pursuant to the rules and regulations of the
                                    Securities and Exchange Commission.  Certain
                                    information    and   footnote    disclosures
                                    normally  included in  financial  statements
                                    prepared  in   accordance   with   generally
                                    accepted  accounting  principles  have  been
                                    condensed or omitted  pursuant to such rules
                                    and   regulations,   although   the  Company
                                    believes that the  disclosures  are adequate
                                    to  make  the   information   presented  not
                                    misleading.

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

   2.       NOTES PAYABLE           Notes payable consist of the following:


                                     Year ended December 31, 1998
                                     ---------------------------------------------------------------------------------
                                       Principal     Interest rate         Maturity                Collateral
                                     --------------- --------------- ---------------------- -------------------------
                                          $320             8.0%      4/02/98                (a)
                                     --------------- --------------- ---------------------- -------------------------
                                     Six months ended June 30, 1999 (unaudited)

                                     --------------- --------------- ---------------------- -------------------------
                                       Principal     Interest rate         Maturity                Collateral
                                     --------------- --------------- ---------------------- -------------------------
                                       $   320             8.0%      4/02/98 (in default)   (a)
                                         2,000             5.0%      2/10/01                (b)
                                     --------------- --------------- ---------------------- -------------------------
                                        $2,320

                                     --------------- --------------- ---------------------- -------------------------

                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                      (US DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------


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

                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                      (US DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------


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

                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                      (US DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------

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

                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                      (US DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------


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

                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                      (US DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------


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

                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                      (US DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------

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

                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                      (US DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------

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

                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                      (US DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------

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

                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                      (US DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------

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

                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                      (US DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------


   6.       EARNINGS PER SHARE



                                    The   following   table   sets   forth   the
                                    computation  of basic and  diluted  earnings
                                    per share:


                                     Six months ended June 30,                       1998                1999
                                     ----------------------------------------- ------------------- ------------------
                                     Numerator:
                                       Net income (loss), numerator for
                                       basic earnings per share - income
                                       (loss) available to common
                                       shareholders                                  $5,420             $(5,354)
                                     Effect of dilutive securities -
                                       interest on convertible debt after tax           108                   -
                                     ----------------------------------------- ------------------- ------------------
                                     Numerator for diluted earnings per
                                        share - income (loss) available to
                                        common shareholders                          $5,528             $(5,354)
                                     ----------------------------------------- ------------------- ------------------
                                     Denominator:
                                        Denominator for basic earnings per
                                        share - weighted average shares               6,771              12,014
                                     Effect of dilutive securities:
                                       Options and warrants                               -                   -
                                       Convertible debt                                 659                   -
                                     ----------------------------------------- ------------------- ------------------
                                     Dilutive potential common shares:
                                       Denominator for dilutive earnings per
                                       share - adjusted weighted average
                                       shares and assumed conversions                 7,430              12,014
                                     ----------------------------------------- ------------------- ------------------
                                     Basic earnings (loss) per share              $     .80            $   (.44)
                                     ----------------------------------------- ------------------- ------------------
                                     Diluted earnings (loss) per shares           $     .74            $   (.44)
                                     ----------------------------------------- ------------------- ------------------

                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                      (US DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------


   7.      SEGMENT                  The  Company's  operations  are comprised of
           INFORMATION              taxi, car rental, and auto repair businesses
                                    and a hotel project in Guangdong,  Hunan and
                                    other provinces in China. The industrial and
                                    geographical  information regarding revenue,
                                    income   before   income  tax  and  minority
                                    interest,    total   assets,   addition   of
                                    long-term    assets,     depreciation    and
                                    amortization  for the six months  ended June
                                    30, 1998 and 1999, are as follows:



                                     Industrial Segments

                                     Six months ended June 30, 1998 (unaudited)
                                     --------------------------------------------------------------------------------
                                                               Taxi     Car rental  Car          Other       Total
                                                                                     repairs
                                     ----------------------- ---------- ----------- ---------- ----------- ----------
                                     Revenue, net            $  4,142   $  6,261        $748   $        -   $11,151
                                     Income (loss) before
                                       income tax and           2,494      4,494         335       (925)      6,398
                                       minority interest
                                     Total assets as at
                                       June 30, 1998           25,241     30,784         675      2,909      59,609
                                     Additions of
                                       productive
                                       long-term assets           497         23           1          -         521
                                     Depreciation and
                                       amortization             1,128        939          14          -       2,081
                                     ----------------------- ---------- ----------- ---------- ----------- ----------

                                     Six months ended June 30, 1999 (unaudited)
                                     --------------------------------------------------------------------------------
                                                               Taxi     Car rental    Car        Other       Total
                                                                                     repairs
                                     ----------------------- ---------- ----------- ---------- ----------- ----------
                                     Revenue, net             $ 4,458    $ 4,945        $603       $  -     $10,006
                                     Income (loss) before
                                       income tax and          (1,152)    (2,952)        321     (1,492)     (5,275)
                                       minority interest
                                     Total assets as at
                                       June 30, 1999           48,353     23,575       1,137      1,380      74,445
                                     Additions of
                                       productive               7,312      2,638           -          -       9,950
                                       long-term assets
                                     Depreciation and
                                       amortization             2,120        993          40          -       3,153
                                     ----------------------- ---------- ----------- ---------- ----------- ----------


                                   INTEGRATED TRANSPORTATION NETWORK GROUP INC.
                                                               AND SUBSIDIARIES


                           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                      (US DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------


                                     Geographical Segments

                                     Six months ended June 30, 1998 (unaudited)
                                     --------------------------------------------------------------------------------
                                                               Guangdong       Hunan         Other         Total
                                     ------------------------ ------------- ------------- ------------- -------------
                                     Revenue, net              $  6,251     $     881      $  4,019       $11,151
                                     Income before income
                                       tax and minority           3,896           535         1,967         6,398
                                       interest

                                     Total assets                32,979        13,267        13,363        59,609
                                     ------------------------ ------------- ------------- ------------- -------------

                                     Six months ended June 30, 1999 (unaudited)
                                     ------------------------ ------------- ------------- ------------- -------------
                                                               Guangdong       Hunan         Other         Total
                                     ------------------------ ------------- ------------- ------------- -------------
                                     Revenue, net              $  5,384     $     1,715    $  2,907       $10,006
                                     Income (loss) before
                                       income tax and            (4,101)          573        (1,747)       (5,275)
                                       minority interest
                                     Total assets                38,650        16,797        18,998        74,445
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

         On a consolidated basis, revenue, net, decreased $1,145,000 (10.3%) from $11,151,000 during the six months ended June 30, 1998 to $10,006,000 during the six months ended June 30, 1999. Net income decreased from $5,420,000 during the six months ended June 30, 1998 to having a net loss of $5,354,000 during the six months ended June 30, 1999.

         The Rental Business, which began operations in August 1997, accounted for $6,261,000 (56.2%) and $4,945,000 (49.4%) of the Company's total revenue, net, during the six months ended June 30, 1998 and 1999, respectively. As of March 31, 1999, the Rental Business had acquired a rental fleet of 1,168 automobiles, of which 770 automobiles had already been deployed for normal rental operations and the remaining 398 automobiles not yet in active services. During the three months for the quarter ended June 30, 1999, the Company had disposed some of its old automobiles from its rental operations. A total of 400 automobiles were disposed, which includes 100 automobiles from Ganzhou of the Jiangxi province, 150 automobiles from Guangzhou of the Guangdong province, 50 automobiles from Nanchang of the Jiangxi province, and 100 automobiles from Nanjing of the Jiangsu province. Another 250 new automobiles were deployed for rental services out of the existing 398 idle non-operating automobiles, which includes 100 automobiles in Ganzhou of the Jiangxi province, 100 automobiles in Xian of the Shaanxi province, and 50 automobiles in Nanning of the Guangxi province. Additionally, a total of 10 automobiles were removed from the Yueyang rental operations and later on placed in the Yueyang taxi operations. Subsequent allocations placed the remaining 138 idle automobiles to services as follows :- 40 automobiles to Yueyang of the Hunan province, 50 automobiles to Changsha of the Hunan province, and 48 automobiles to Nanning of the Guangxi province. As of June 30, 1999, the total rental fleet consisted of 758 automobiles, of which 568 automobiles were deployed in rental operations and the remaining 190 vehicles were in the process of deployment. The Rental
 Business contributed income of $4,494,000 (70.2%) and loss of $2,952,000 (56.0%) of total income/loss before provision for income tax and minority interest during the six months ended June 30, 1998 and 1999, respectively.

         The Taxi Business accounted for $4,142,000 (37.1%) and $4,458,000 (44.6%) of the Company's total revenue, net, during the six months ended June 30, 1998 and 1999, respectively. As of June 30, 1998, the Taxi Business had deployed 728 taxis. In early 1999, the Company had added 50 taxi automobiles to its taxi operations in the city of Yueyang in the Hunan province. During the second quarter of 1999, 250 automobiles were also disposed from the taxi fleet but replaced by 250 new taxi automobiles purchased prior, which includes 100 automobiles for the Shenzhen Guorun Taxi Company Ltd. in Shenzhen in the Guangdong province, and 150 automobiles for the Shimen Zhenghua Taxi Company Ltd. in Shimen in the Hunan province. As of June 30, 1999, there is a total of 778 taxis. During the third quarter of 1999, the Company allocated 60 more new vehicles to its taxi operations in the city of Yueyang. As of September 30, 1999, the Company owned a taxi fleet with a total of 838 automobiles, all of which in operations already. The Taxi Business contributed income of $2,494,000 (39.0%) and loss of $1,152,000 (21.8%) to income before provision for income tax and minority interest during the six months ended June 30, 1998 and 1999.

         The Repair Business accounted for $748,000 (6.7%) and $603,000 (6.0%) of the Company's total revenue, net, during the six months ended June 30, 1998 and 1999, respectively. The Repair Business contributed $335,000 and $321,000 to income before provision for income tax and minority interest during the six months ended June 30, 1998 and 1999, respectively.

         The Company's only other plans besides the Rental Business, the Taxi Business and the Repair Business relate to a hotel being developed in the Hunan Province, in respect of which neither revenue nor expenses were recorded in the current or comparable prior quarter. All expenditures related to the hotel before and during the quarter ended June 30, 1999 have been capitalized and recorded as construction in progress.

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

Comparison of three months ended June 30, 1999 and 1998

                                                      Three                              Three
                                                     Months                              Months
                                                      Ended         Percentage           Ended           Percentage
                                                      June         of Revenue,            June          of Revenue,
                                                    30, 1998           Net              30, 1999            Net
Revenue, net                                      $5,990,000          100,0%           $4,314,000           100.0%
Total operating expenses                            2,136,000          35.7%            9,160,000           212.3%
Total expenses (excluding income tax) (1)           2,299,000          38.4%            11,974,000          277.6%
Income (loss) before provision for income tax       3,691,000          61.6%          ( 7,660,000 )       ( 177.6% )
and minority interest
Income (loss) before minority interest              3,324,000          55.5%          ( 7,359,000 )       ( 170.6% )
Net Income (loss)                                   3,107,000          51.9%          ( 7,201,000 )       ( 166.9% )

(1) Includes in 1999 a $2,696,000 provision for loss on non-fulfillment of car purchase agreement and $3,959,000 loss on disposal of revenue earning equipment

         Revenue, net was $4,314,000 in the three months ended June 30, 1999, a decrease of 28.0% from $5,990,000 during the comparable prior period. The decrease was primarily due to a $1,751,000 (50.2%) decrease in revenue from the Rental Business. The Rental, Taxi and Repair Businesses contributed $1,740,000 (40.3%), $2,282,000 (52.9%) and $292,000 (6.8%), respectively, to revenue, net, during the three months ended June 30, 1999, compared with $3,491,000 (58.3%), $2,117,000 (35.3%), and $382,000 (6.4%), respectively, during the comparable prior period. Revenue, net, from the Taxi Business increased from $2,117,000 in the comparable prior quarter to $2,282,000 in the current quarter, a 7.8% increase. Revenue, net, for the Repair Business was $292,000 in the current quarter, compared to $382,000 during the comparable prior period, a 23.6% decrease. The decrease in net revenue from the Rental Business is primarily due to the reduction of the rental fleet from the prior year and the disposal of a large number of rental and taxi automobiles during 1999. Profit margins of the Rental Business are comparatively reduced due to the increasingly competitiveness of the loosely-regulated Rental Industry in PRC. As of the end of the quarter, the total rental fleet consisted of 758 automobiles, of which only 568 automobiles were deployed in rental operations and the remaining 190 vehicles were in process of deployment. A total of 400 rental automobiles were disposed during the second quarter alone, while adding another 250 idle but new rental automobiles to services from the non-operating pool of new automobiles. Time and money were lost due to process of deployment as well. The increase in net revenue from the Taxi Business is primarily due to the addition of 50 taxis in Yueyang, Hunan Province, since April, 1998. Another 250 taxi automobiles were replenished by new taxis purchased prior. The decrease in net revenue from the Repair Business is primarily due to a general slow down in the repair business.

         Total Expenses (excluding income taxes) were $11,974,000 during the three months ended June 30, 1999, an increase of $9,675,000 from $2,299,000 during the comparable prior period. During the current quarter, total expenses as a percentage of revenue, net, increased to 277.6%, compared to 38.4% in the prior period. The increase in the amount of total expenses was comprised primarily of a $822,000 increase in depreciation of revenue-earning equipment, a $3,959,000 increase in loss on disposal of revenue-earning equipment, a $2,222,000 increase in other operating expenses, and a $2,696,000 one-time provision for loss on non-fulfillment of car purchase agreement.

         Depreciation and Amortization Expense. During the current quarter, depreciation and amortization expense was $1,933,000, compared with $1,053,000 in the comparable prior period, an increase of $880,000. During the current quarter, the depreciation and amortization expense associated with the Rental Business, Taxi Business, and Repair Business was $418,000, $1,495,000, and $20,000, compared with $488,000, $571,000, and ($6,000), respectively, during the comparable prior period. Depreciation and amortization expense, as a percentage of revenue, net, increased during the current quarter, to 44.8%, compared to 17.6% during the comparable prior period. The increase in depreciation expense was due primarily to a one-time useful life adjustment of $877,000 on all taxis so that all taxis of the Company will be uniformly depreciated under a six years life period.

         Loss on disposal of revenue-earning equipment amounts to $3,959,000 during the current quarter, from $0 during the comparable prior quarter. The increase in loss on revenue-earning equipment was due to disposition of old rental automobiles during the second quarter ended June 30, 1999. A total of 650 automobiles from the rental fleet (400) and taxi fleet (250) were disposed during the quarter with a subsequent deployment of 250 new rental automobiles and 250 new taxi automobiles. New rental automobiles and taxis are estimated to have a service life of six years from now on before disposal.

         Other Operating Expenses. Other operating expenses includes traffic regulation fees, road maintenance fees, insurance, salaries, rent, costs of materials, depreciation (non-revenue earning equipment) and other general and administrative expenses. During the current quarter, other operating expenses were $3,322,000, compared with $1,100,000 during the comparable prior period, an increase of $2,222,000. During the current quarter, other operating expenses, as a percentage of revenue, net, increased to 77.0%, compared with 18.4% for the comparable prior period. The increase in operating expenses as a percentage of revenue, net, was due primarily to extraordinary legal and consulting fees incurred during the second quarter of 1999. The increase in the amount of other operating expenses was primarily due to a $1,546,000 cost of legal and consulting charges resulting from the Company's unusual legal matter of re-claiming ownership of its own taxi licenses.

         Provision for loss on non-fulfillment of car purchase agreement amounts to $2,696,000 during the current quarter, from $0 during the comparable prior quarter. In early 1998, the Company has contracted with a car manufacturing company to acquire 3,000 automobiles. The contracted amount for such agreement was $47,475,000 and the outstanding commitment was $36,000,000 after deduction of deposits paid by the Company of $11,475,000 as of June 30, 1999. As a result of non-fulfillment of the contract due to insufficient working capital in paying off the outstanding commitment, the Company had to cancel the contract. The Company was subject to a penalty of $1,812 and car parking charges of $884 (aggregating $2,696), the amount of which was charged to operation during the quarter ended June 30, 1999.

         Income before provision for income tax and minority interest was a loss of $7,660,000 in the current quarter, as compared with income of $3,691,000 in the comparable prior period. Before deducting $983,000 (consisting of $957,000 in professional and general and administrative expenses, and $26,000 in interest expense) and $324,000 (consisting of $294,000 in professional and general and administrative expenses, and $30,000 in interest expense) of expenses of the parent company during the current quarter and the comparable prior quarter, respectively, the Rental, Taxi and Repair Businesses contributed ($5,104,000), ($1,747,000), and $147,000, respectively, to total income before provision for income tax and minority interest, compared with $2,487,000, $1,326,000, and $202,000, respectively, in the comparable prior period. The decrease in income before provision for income tax and minority interest is primarily attributable to the following few identifiable higher-than-normal expenses : the loss on disposal of rental and taxi automobiles, the adjustment on depreciation of all automobiles to conform to a six years life period, and the additional legal and consulting fees incurred during the current period.
Additionally, the decrease in income before provision for income tax and minority interest is further affected by the one-time provision for loss on non-fulfillment of car purchase agreement.

         Provision (benefit) for income tax was ($301,000) in the current quarter (3.9% of loss before provision for income tax and minority interest), compared with $367,000 in the comparable prior period (9.9% of income before provision for income tax and minority interest). The Company enjoys preferential tax treatment as a result of its location in Shenzhen, a Special Economic Zone. Certain other provincial governments have also stipulated similar incentive programs. The Company's subsidiaries are in different stages of enjoying the aforementioned income tax incentive programs. However, as the Company matures, fewer tax incentives are and will be available to the Company. Therefore, the Company's effective tax rate is expected to increase in future periods which will increase income tax expense as a percentage of taxable income.

         Minority interest was ($158,000) in the current quarter, compared with $217,000 in the comparable prior period, which reflects the Company's having generated a loss of income during the current period.

         As a result of the foregoing, net income was a net loss of $7,201,000 in the current quarter, compared with net income of $3,107,000 in the comparable prior period.

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

Comparison of six months ended June 30, 1999 and 1998

                                                       Six                                 Six
                                                      Months                             Months
                                                      Ended          Percentage           Ended          Percentage
                                                       June         of Revenue,           June          of Revenue,
                                                     30, 1998           Net              30, 1999           Net
Revenue, net                                      $11,151,000          100.0%          $10,006,000          100.0%
Total operating expenses                             4,338,000          38.9%           12,332,000          123.4%
Total expenses (excluding income tax) (1)            4,753,000          42.6%           15,281,000          152.7%
Income (loss)before provision for income tax         6,398,000          57.4%          ( 5,275,000 )      ( 52.7% )
and minority interest
Income (loss) before minority interest               5,830,000          52.3%          ( 5,408,000 )      ( 54.1% )
Net Income (loss)                                    5,420,000          48.6%          ( 5,354,000 )      ( 53.5% )

(1) Includes in 1999 a $2,696,000 provision for loss on non-fulfillment of car purchase agreement and loss on disposal of revenue earning equipment of $4,555,000

         Revenue, net was $10,006,000 in the six months ended June 30, 1999, a decrease of 10.3% from $11,151,000 during the comparable prior period. The decrease was primarily due to a $1,316,000 (21.0%) decrease in revenue from the Rental Business. The Rental, Taxi and Repair Businesses contributed $4,945,000 (49.4%), $4,458,000 (44.6%) and $603,000 (6.0%), respectively, to revenue, net, during the six months ended June 30, 1999, compared with $6,261,000 (56.2%), $4,142,000 (37.1%), and $748,000 (6.7%), respectively, during the comparable prior period. Revenue, net, from the Taxi Business increased from $4,142,000 in the comparable prior two quarters to $4,458,000 in the current two quarters, a 7.6% increase. Revenue, net, for the Repair Business was $603,000 in the current two quarters, compared to $748,000 during the comparable prior period, a 19.4% decrease. The decrease in net revenue from the Rental Business is primarily due to the reduction of the rental fleet from the prior year and the disposal of a large number of rental automobiles during 1999. Profit margins of the Rental Business are comparatively reduced due to the increasingly competitiveness of the loosely-regulated Rental Industry in PRC. As of June 30, 1999, the total rental fleet consisted of 758 automobiles, of which only 568 automobiles were deployed in rental operations and the remaining 190 vehicles were in process of deployment. A total of 400 rental automobiles were disposed during the second quarter alone, with another 250 new rental automobiles deployed for rental services out of the existing 398 non-operating rental automobiles. Time and money were lost due to process of deployment as well. The increase in net revenue from the Taxi Business is primarily due to the addition of 50 taxis in Yueyang, Hunan Province, since April, 1998. Another 250 taxi automobiles were replenished by new taxis purchased prior. The decrease in net revenue from the Repair Business is primarily due to a general slow down in the repair business.

         Total Expenses (excluding income taxes) were $15,281,000 during the six months ended June 30, 1999, an increase of $10,528,000 from $4,753,000 during the comparable prior period. During the current six months, total expenses as a percentage of revenue, net, increased to 152.7%, compared to 42.6% in the prior period. The increase in the amount of total expenses was comprised primarily of a $997,000 increase in depreciation of revenue-earning equipment, a $4,555,000 increase in loss on disposal of revenue-earning equipment, a $2,403,000 increase in other operating expenses, and a $2,696,000 one-time provision for loss on non-fulfillment of car purchase agreement.

         Depreciation and Amortization Expense. During the current six months, depreciation and amortization expense was $3,153,000, compared with $2,081,000 in the comparable prior period, an increase of $1,072,000. During the current quarter, the depreciation and amortization expense associated with the Rental Business, Taxi Business, and Repair Business was $993,000, $2,120,000, and $40,000, compared with $ 939,000, $1,128,000, and $14,000, respectively, during the comparable prior period. Depreciation and amortization expense, as a percentage of revenue, net, increased during the current quarter, to 31.5%, compared to 18.7% during the comparable prior period. The increase in depreciation expense was due primarily to a one-time useful life adjustment of $877,000 on all taxis so that all taxis of the Company will be uniformly depreciated under a six years life period, and $87,000 on increase in depreciation of additional taxis and amortization of taxi licenses.

         Loss on disposal of revenue-earning equipment amounts to $4,555,000 during the first six months of 1999, from $0 during the comparable prior period. The increase in loss on revenue-earning equipment was due to disposition of old rental and taxi automobiles and replenishment of old rental automobiles and taxis during the first six months ended June 30, 1999. A total of 650 automobiles from the rental fleet (400) and taxi fleet (250) were disposed during the period of first six months of 1999, with a subsequent deployment of 250 new rental automobiles and 250 new taxi automobiles. New rental automobiles or taxis are estimated to have a service life of six years from now on before disposal.

         Other Operating Expenses. Other operating expenses includes traffic regulation fees, road maintenance fees, insurance, salaries, rent, costs of materials, depreciation (non-revenue earning equipment) and other general and administrative expenses. During the current six months period, other operating expenses were $4,740,000, compared with $2,337,000 during the comparable prior period, an increase of $2,403,000. During the current six months period, other operating expenses, as a percentage of revenue, net, increased to 47.4%, compared with 21.0% for the comparable prior period. The increase in operating expenses as a percentage of revenue, net, was due primarily to extraordinary legal and consulting fees incurred during the first six months of 1999. The increase in the amount of other operating expenses was primarily due to a $1,546,000 cost of legal and consulting charges resulting from the Company's unusual legal matter of re-claiming ownership of its own taxi licenses.

         Provision for loss on non-fulfillment of car purchase agreement amounts to $2,696,000 during the first six months of 1999, from $0 during the comparable prior quarter. In early 1998, the Company has contracted with a car manufacturing company to acquire 3,000 automobiles. The contracted amount for such agreement was $47,475,000 and the outstanding commitment was $36,000,000 after deduction of deposits paid by the Company of $11,475,000 as of June 30, 1999. As a result of non-fulfillment of the contract due to insufficient working capital in paying off the outstanding commitment, the Company had to cancel the contract. The Company was subject to a penalty of $1,812 and car parking charges of $884 (aggregating $2,696), the amount of which was charged to operation during the quarter ended June 30, 1999.

         Income before provision for income tax and minority interest was a loss of $5,275,000 in the current six months, as compared with income of $6,398,000 in the comparable prior period. Before deducting $1,486,000 (consisting of $1,434,000 in professional and general and administrative expenses, and $52,000 in interest expense) and $925,000 (consisting of $754,000 in professional and general and administrative expenses, and $141,000 in interest expense) of expenses of the parent company during the current quarter and the comparable prior quarter, respectively, the Rental, Taxi and Repair Businesses contributed ($2,952,000), ($1,152,000), and $321,000, respectively, to total income before provision for income tax and minority interest, compared with $4,494,000, $2,494,000, and $335,000, respectively, in the comparable prior period. The decrease in income before provision for income tax and minority interest is primarily attributable to the following few identifiable higher-than-normal expenses : the loss on disposal of rental and taxi automobiles, the adjustment on depreciation of all automobiles to conform to a six years life period, and the additional legal and consulting fees incurred during the current period. Additionally, the decrease in income before provision for income tax and minority interest is further affected by the one-time extraordinary provision for loss on non-fulfillment of the 3,000 automobiles purchase agreement.

         Provision for income tax was $133,000 in the current six months period (-2.5% of loss before provision for income tax and minority interest), compared with $568,000 in the comparable prior period (8.9% of income before provision for income tax and minority interest). The Company enjoys preferential tax treatment as a result of its location in Shenzhen, a Special Economic Zone. Certain other provincial governments have also stipulated similar incentive programs. The Company's subsidiaries are in different stages of enjoying the aforementioned income tax incentive programs. However, as the Company matures, fewer tax incentives are and will be available to the Company. Therefore, the Company's effective tax rate is expected to increase in future periods which will increase income tax expense as a percentage of taxable income.

         Minority interest was ($54,000) in the current quarter, compared with $410,000 in the comparable prior period, which reflects the Company's having generated a loss of income during the current period.

         As a result of the foregoing, net income was a net loss of $5,354,000 in the current quarter, compared with net income of $5,420,000 in the comparable prior period.

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

         At June 30, 1999, the Company had trade receivables of $136,000, cash and cash equivalents of $12,071,000, and other receivables of $1,343,000, aggregating $13,550,000. The Company's liabilities due within a year aggregated $13,793,000. Accordingly, at June 30, 1999, liabilities due within a year exceeded cash (including cash equivalents) and receivables by $243,000. At December 31, 1998, liabilities due within a year exceeded cash (including cash equivalents) and receivables by $3,534,000. This $3,291,000 increase in working capital was primarily attributable to an overall increase in cash (including cash equivalents) and receivables of approximately $8,535,000, partially offset by an overall increase in liabilities due within a year of approximately $5,244,000, consisting primarily of increased other payable of $3,843,000, partially offset by a $501,000 decrease in trades payable.

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

         At June 30, 1999, the estimated cost of completing construction of the hotel project was approximately $4.0 million, of which $2.2 million has been paid to date. The Company has suspended construction of the hotel project, as the Company does not currently have sufficient capital to fund the construction of such project. The Company intends to resume construction on the hotel project at such time as the Company has sufficient capital to do so.

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

         Pursuant to Jinzhenghua Transport's organizational documents, the Company and the minority owners of Jinzhenghua Transport were obligated to contribute $9,200,000 and $800,000 (in cash or assets), respectively, to the registered capital of Jinzhenghua Transport. In particular, the Company was obligated to make its capital contribution to Jinzhenghua Transport in two equal installments of $4,600,000, the first of which was due October 30, 1998 and the second of which will be due December 26, 1999. The minority owners were obligated to contribute $340,000 by October 30, 1998 and the balance by December 26, 1999. To date, the Company has contributed approximately $300,000 of its aggregate $9,200,000 obligation to the capital of Jinzhenghua Transport.
Accordingly, the Company has not performed on its obligation to contribute $4,200,000 to Jinzhenghua Transport by October 30, 1998. The minority owners also did not perform on their obligations to contribute the aggregate $340,000 by October 30, 1998.

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

Date:  November 22, 1999              INTEGRATED TRANSPORTATION
                                               NETWORK GROUP, INC.


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

Date:  November __, 1999              INTEGRATED TRANSPORTATION
                                               NETWORK GROUP, INC.


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